Form 10-Q
period 1995-06-30
NORTHLAND CABLE PROPERTIES FOUR LTD PARTNERSHIP
filed 1995-08-14
CIK 760729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended      June 30, 1995
                     -----------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from               to
                               -------------    -------------

Commission File Number:        0-16064
                         -------------------

              Northland Cable Properties Four Limited Partnership
------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


       Washington                                  74-1998317
------------------------------------------------------------------------------
 (State of Organization)              (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington              98101
------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

                                (206)  621-1351
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X       No
                                 -----        -----

________________________

This filing contains __ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             June 30,            December 31,
                                                               1995                  1994
                                                            ----------            ----------
                                   ASSETS

Cash                                                        $  263,665            $  350,892
Accounts receivable                                            144,428               135,960
Prepaid expenses                                                88,518                56,210
Property and equipment, net of accumulated
  depreciation of $12,754,050 and $12,415,608,
  respectively                                               3,343,645             3,794,184
Intangible assets, net of accumulated
  amortization of $1,318,802 and $1,260,062,
  respectively                                                 349,358               408,099
                                                            ----------            ----------
Total assets                                                $4,189,615            $4,745,345
                                                            ==========            ==========

                          LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses                         $553,052              $489,794
Due to managing general partner and affiliates                  88,496                58,851
Converter deposits                                              32,507                31,995
Subscriber prepayments                                          55,725               138,196
Notes payable                                                9,194,878             9,784,068
                                                            ----------            ----------
                Total liabilities                            9,924,658            10,502,904
                                                            ----------            ----------
Partners' equity:
  General Partners:
    Contributed capital, net                                   (49,394)              (47,905)
    Accumulated deficit                                        (69,918)              (71,632)
                                                            ----------            ----------
                                                              (119,312)             (119,537)
                                                            ----------            ----------
  Limited Partners:
    Contributed capital, net                                 1,306,044             1,453,466
    Accumulated deficit                                     (6,921,775)           (7,091,488)
                                                            ----------            ----------
                                                            (5,615,731)           (5,638,022)
                                                            ----------            ----------
                Total partners' equity                      (5,735,043)           (5,757,559)
                                                            ----------            ----------
Total liabilities and partners' equity                      $4,189,615            $4,745,345
                                                            ==========            ==========

The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                           For the six months ended June 30,
                                                           ---------------------------------
                                                               1995                  1994
                                                            ----------            ----------
Service revenues                                            $2,989,066            $2,779,292

Expenses:
  Operating                                                    374,962               360,614
  General and administrative (including
     $363,774 and $314,853 to affiliates
     in 1995 and 1994, respectively)                           745,087               720,526
  Programming                                                  620,267               516,425
  Depreciation and amortization                                709,390               824,946
                                                            ----------            ----------
                                                             2,450,706             2,422,511
                                                            ----------            ----------
Income from operations                                         538,360               356,781

Other income (expense):
  Interest expense                                            (365,087)             (292,854)
  Interest income                                                2,394                 1,234
  Loss on disposal of assets                                    (4,240)               -
                                                            ----------            ----------
                                                              (366,933)             (291,620)
                                                            ----------            ----------

Net income                                                  $  171,427            $   65,161
                                                            ==========            ==========
Allocation of net income:

  General Partners                                          $    1,714            $      652
                                                            ==========            ==========

  Limited Partners                                          $  169,713            $   64,509
                                                            ==========            ==========

Net income per limited partnership
  unit:  (14,663 units)                                     $       12            $        4
                                                            ==========            ==========

Net income per $1,000 investment                            $       23            $        9
                                                            ==========            ==========


The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                          For the three months ended June 30,
                                                          -----------------------------------
                                                               1995                  1994
                                                            ----------            ----------
Service revenues                                            $1,534,920            $1,402,528

Expenses:
  Operating                                                    203,122               192,335
  General and administrative (including
     $182,880 and $157,573 to affiliates
     in 1995 and 1994, respectively)                           385,269               352,976
  Programming                                                  327,274               259,145
  Depreciation and amortization                                287,566               412,784
                                                            ----------            ----------
                                                             1,203,231             1,217,240
                                                            ----------            ----------

Income from operations                                         331,689               185,288

Other income (expense):
  Interest expense                                            (177,805)             (145,565)
  Interest income                                                1,567                   729
  Loss on disposal of assets                                    (4,515)               -
                                                            ----------            ----------
                                                              (180,753)             (144,836)
                                                            ----------            ----------

Net income                                                  $  150,936            $   40,452
                                                            ==========            ==========
Allocation of net income:

  General Partners                                          $    1,509            $      405
                                                            ==========            ==========

  Limited Partners                                          $  149,427            $   40,047
                                                            ==========            ==========

Net income per limited partnership
  unit:  (14,663 units)                                     $       10            $        3
                                                            ==========            ==========

Net income per $1,000 investment                            $       20            $        5
                                                            ==========            ==========


The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             For the six months ended June 30,
                                                             ---------------------------------
                                                                1995                  1994
                                                              --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $171,427              $ 65,161
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                               709,390               824,946
   Loss on disposition of assets                                 4,515                -
   (Increase) decrease in operating assets:
     Accounts receivable                                        (8,468)               21,570
     Prepaid expenses                                          (32,308)                4,560
   Increase (decrease) in operating liabilities:
     Account payable and accrued expenses                       63,258               176,441
     Due to managing general partner and affiliates             29,645                30,703
     Converter deposits                                            512                 1,133
     Subscriber prepayments                                    (82,471)              (66,602)
                                                              --------              --------
Net cash from operating activities                             855,500             1,057,912
                                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                      (204,627)             (185,828)
                                                              --------              --------
Net cash used in investing activities                         (204,627)             (185,828)
                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on borrowings                             (589,189)             (412,433)
 Distributions to partners                                    (148,911)             (149,182)
 Loan fees and other costs incurred                             -                     -
 Repurchase of limited partner interest                                              (31,000)
                                                              --------              --------
Net cash used in financing activities                         (738,100)             (592,615)
                                                              --------              --------
INCREASE (DECREASE) IN CASH                                    (87,227)              279,469

CASH, beginning of period                                      350,892               214,642
                                                              --------              --------
CASH, end of period                                           $263,665              $494,111
                                                              ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                   $367,317              $322,356
                                                              ========              ========


The accompanying note to unaudited financial statements is an integral part of these statements.

              NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1995 and December 31, 1994, its Statements of Operations for the six and three months ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six months ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totalled $1,534,920 for the three months ended June 30, 1995, representing an increase of approximately 9% over the same period in 1994. Of these revenues, $1,084,010 (71%) was derived from basic service charges, $176,328 (12%) from premium services, $92,812 (6%) from tier services, $37,319 (2%) from installation charges, $51,704 (3%) from service maintenance contracts and $92,747 (6%) from other sources. The revenue increase is due to an increase in basic subscribers of approximately 4%, as well as revenue generated from inflation based rate increases placed into effect in the latter part of 1994.

As of June 30, 1995, the Partnership's systems served approximately 16,300 basic subscribers, 6,000 premium subscribers and 5,100 tier subscribers.

Operating expenses totalled $203,122 for the three months ended June 30, 1995 representing an increase of approximately 6% over the same period in 1994. The net increase is primarily due to increased salary and benefit costs as a result of cost of living adjustments and the addition of two operating employees in 1995 offset by a decrease in overtime compensation.

General and administrative expenses totalled $385,269 for the three months ended June 30, 1995, representing an increase of approximately 9% over the same period in 1994. The increase is attributable to increased management, franchise and copyright fees which are based on partnership revenues and increases in wage and benefit costs.

Programming expenses totalled $327,274 for the three months ended June 30, 1995 representing an increase of approximately 26% over the same period in 1994. This is mainly due to increased costs charged by various program suppliers, increases in the subscriber base, as well as new channel launches in the various systems.

Depreciation and amortization expense decreased approximately 30% as compared to the same period in 1994. This is mainly due to assets becoming fully depreciated during the second quarter of 1995.

Interest expense for the three months ended June 30, 1995 increased approximately 22% as compared to the same period in 1994. The average bank debt outstanding decreased from $10,402,718 during the second quarter of 1994 to $9,489,473 during the second quarter of 1995, however, the Partnership's effective interest rate increased from 5.56% in 1994 to 7.24% in 1995.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
4.00 to 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.25 to 1. As of June 30, 1995 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $9,194,876. Certain fixed rate agreements in place as of March 31, 1995 expired during the second quarter of 1995, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $4,200,000 at Libor based rate of 7.12% expiring August 17, 1995; $1,898,376 fixed at 7.2% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring September 6, 1995; and $3,000,000 fixed at 7.37% expiring August 8, 1995. The balance of $96,500 bears interest at the prime rate plus 1/4% (currently 9.00%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the second quarter of 1995, the Partnership incurred approximately $155,000 in capital expenditures, including line extensions and channel
additions in the Chowchilla, CA system and the Tyler, TX system.   Planned
capital expenditures for the balance of 1995 include line extensions to pass an additional 400 homes in the various systems, vehicle replacements, the initial phases of a system upgrade to 450 MHz and mapping of the New Caney, TX system, and a possible fiber interconnect of the Flint and Lake Palestine headends in the Tyler, TX system.


Acquisition of Assets

On April 10, 1995, Northland Telecommunications Corporation, an affiliate of the Partnership entered into an agreement to acquire substantially all operating assets and franchise rights of the cable television systems in or around the communities of Kaufman, Oak Grove, Hillsboro, Mt. Calm, Rice, Mildred/Eureka, Wortham, Mexia, Lake Mexia, Tehuacana, Coolidge, Groesbeck, Jewett, New Waverly and Waterwood, all in the State of Texas. The cable television systems are owned and operated by SLT TV Cable, Inc.

The Partnership will acquire approximately 3,400 subscribers in or around the communities of Kaufman, Oak Grove, Hillsboro, New Waverly and Waterwood, Texas (the "SLT System"), and the remaining cable television systems will be acquired by an affiliate of the Partnership. The estimated purchase price of the systems is $4,400,000 and the closing date is anticipated on or about August 31, 1995.

The Partnership has received terms from a bank to refinance its existing debt, increasing the total facility to $23,000,000. The Partnership will use the proceeds to repay the previous credit facility, finance the acquisition of the SLT System and provide working capital.


Effects of Regulation

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The 1992 Act substantially reregulated the cable television industry and imposed numerous requirements, including provisions subjecting rates for certain services and equipment to regulation by the applicable local franchising authority and by the Federal Communications Commission ("FCC"), exclusive programming arrangements, the carriage of broadcast signals, customer service standards, leased access channels, customer premises equipment compatibility and various other matters. On April 1, 1993, the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those initial regulations, rates were evaluated against "competitive benchmarks" and were generally subject to rollbacks if they exceeded the benchmark levels. On February 22, 1994, the FCC substantially revised the rate regulation rules to effect further rate reductions effective May 15, 1994, or later in certain circumstances, based on complex formulas and revised benchmarks.

All of the Partnership's cable systems are potentially subject to rate regulation. The 1992 Act (i) requires the FCC to establish rate standards for basic cable service rates which may be regulated by the applicable local franchising authority, (ii) requires the FCC, upon receipt of a complaint, to review rates for additional tiers of cable service, (iii) regulates rates for mandatorily offered commercial leased access channels and (iv) eliminates the automatic five percent annual increase for basic rates allowed under prior law. Rates for channels offered on a per-channel basis as individual purchase options and pay-per-view events are excluded from rate regulation.

Basic service rates, including the equipment used to receive basic service, may be regulated by a local franchising authority once it has been "certified" by the FCC. When the certification becomes effective, the local franchise authority may request the cable operator to justify its existing rates charged for basic service and related equipment ("request for justification" or "RFJ"). Rates charged in excess of the maximum allowable rates determined under FCC regulations are subject to refund for the period in which the excess rates were charged or one year, whichever is shorter. Additional tiers of service are subject to regulation only upon an appropriately filed complaint to the FCC by any subscriber, franchising authority or other person ("subscriber complaints"). If no subscriber complaints are filed within 45 days of a change in the FCC regulated rates, such rates are not subject to challenge unless and until the cable operator seeks to modify them. Refund liability, if any, generally would be limited to any incremental increase in rates. In late 1994, the FCC revised its rules to permit cable operators to offer New Product Tiers at rates which they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing service tiers and offer them on the New Product Tier.

        On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. As of the date of this filing, the FCC has not released the text of its new rules so the Partnership is unable to determine the ultimate effects of the regulatory change. Based on the FCC's public comments, however, the new rules are anticipated to provide a significant degree of relief from rate regulation for the Partnership's systems.

        As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 4% of the Partnership's subscribers have elected to certify and subscriber complaints have been filed in systems representing 2% of the Partnership's total subscribers. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

        Future rate increases under this regulatory environment will be dependent on several factors including the level of inflation as measured by the annual change in the GNP-PI index, increases in "external costs" as defined by the FCC and possible changes to the existing rules regarding rate increases associated with the launch of new services on regulated tiers. Because of the uncertainties associated with these factors the future impact of rate regulation on the Partnership's results of operations cannot be determined at this time. Management feels it is reasonably possible under the price cap mechanism that operating margins will stabilize and perhaps increase in future periods as inflation and external cost increases are allowed to be passed through to subscribers through rate adjustments.

                          PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
           None

ITEM 2 Changes in securities
           None

ITEM 3 Defaults upon senior securities
           None

ITEM 4 Submission of matters to a vote of security holders
           None

ITEM 5 Other information
           None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     10.37 Asset Purchase Agreement between Northland Telecommunications Corporation and SLT Cable TV, Inc., dated April 10, 1995.

     27.0       Financial Data Schedule

(b)  No reports on Form 8-K have been filed during the quarter ended
     June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                              BY:  Northland Communications Corporation,
                                   Managing General Partner



Dated:                        BY:  /s/ RICHARD I. CLARK
        -----------------          ---------------------------------------
                                   Richard I. Clark
                                   (Vice President/Treasurer)



Dated:                        BY:  /s/ GARY S. JONES
        -----------------          ---------------------------------------
                                   Gary S. Jones
                                   (Vice President)