Form 10-Q
period 1995-09-30
NORTHLAND CABLE PROPERTIES FOUR LTD PARTNERSHIP
filed 1995-11-13
CIK 760729

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1995

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission File Number: 0-16064

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP (Exact Name of Registrant as Specified in Charter)

       Washington                           75-1998317
--------------------------------------------------------------------------------
(State of Organization)               (I.R.S. Employer Identification No.)

    1201 Third Avenue, Suite 3600, Seattle, Washington              98101
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                     (Zip Code)

                             (206)  621-1351
--------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)

                  N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  /X/       No  / /

------------------------------------------
This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                   September 30,   December 31,
                                                       1995            1994
                                                  --------------  --------------

                                     ASSETS

Cash                                               $    440,215    $    350,892
Accounts receivable                                     206,689         135,960
Prepaid Expenses                                         83,823          56,210
Property and equipment, net of accumulated
  depreciation of $12,932,707 and $12,415,608,
  respectively                                        6,353,807       3,794,184
Intangible assets, net of accumulated
  amortization of $1,278,966 and $1,260,062,
  respectively                                        2,218,369         408,099

                                                   ------------    ------------
Total assets                                       $  9,302,903    $  4,745,345
                                                   ============    ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $    526,173    $    489,794
Due to managing general partner and affiliates           76,179          58,851
Converter deposits                                       47,103          31,995
Subscriber prepayments                                   73,220         138,196
Notes payable                                        14,235,731       9,784,068

                                                   ------------    ------------
            Total liabilities                        14,958,406      10,502,904
                                                   ------------    ------------

Partners' equity:
 General Partners:
   Contributed capital, net                             (50,135)        (47,905)
   Accumulated deficit                                  (68,382)        (71,632)

                                                   ------------    ------------
                                                       (118,517)       (119,537)
                                                   ------------    ------------

 Limited Partners:
   Contributed capital, net                           1,232,729       1,453,466
   Accumulated deficit                               (6,769,715)     (7,091,488)

                                                   ------------    ------------
                                                     (5,536,986)     (5,638,022)
                                                   ------------    ------------


            Total partners' equity                   (5,655,503)     (5,757,559)
                                                   ------------    ------------


Total liabilities and partners' equity             $  9,302,903    $  4,745,345
                                                   ============    ============


    The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                  For the nine months ended September 30,
                                                  ---------------------------------------

                                                       1995                      1994
                                                  -------------             -------------

Service revenues                                   $ 4,593,251               $ 4,210,908

Expenses:
  Operating                                            594,740                   596,252
  General and administrative (including
     $579,730 and $489,464 to affiliates
     in 1995 and 1994, respectively)                 1,166,740                 1,094,292
Programming                                            957,805                   794,176
Depreciation and amortization                          968,595                 1,239,423

                                                   -----------               -----------
                                                     3,687,880                 3,724,143
                                                   -----------               -----------

Income from operations                                 905,371                   486,765

Other income (expense):
   Interest expense                                   (579,667)                 (444,095)
   Interest income                                       3,469                     1,986
   Loss on disposal of assets                           (4,150)                        -

                                                   -----------               -----------
                                                      (580,348)                 (442,109)
                                                   -----------               -----------


Net income                                         $   325,023                    44,656
                                                   ===========               ===========


Allocation of net income:

   General Partners                                $     3,250               $       447
                                                   ===========               ===========


   Limited Partners                                $   321,773               $    44,209
                                                   ===========               ===========


Net income per limited partnership unit:
     (14,663 units)                                $        22               $         3
                                                   ===========               ===========


Net income per $1,000 investment                   $        44               $         6
                                                   ===========               ===========





    The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    For the three months ended September 30,
                                                    ----------------------------------------

                                                        1995                        1994
                                                    ------------                ------------

Service revenues                                     $ 1,604,185                 $ 1,431,616

Expenses:
  Operating                                              219,777                     235,638
  General and administrative (including
     $215,957 and $174,611 to affiliates
     in 1995 and 1994, respectively)                     420,653                     373,766
Programming                                              337,538                     277,751
Depreciation and amortization                            259,205                     414,477

                                                     -----------                 -----------
                                                       1,237,173                   1,301,632
                                                     -----------                 -----------

Income from operations                                   367,012                     129,984

Other income (expense):
   Interest expense                                     (214,580)                   (151,241)
   Interest income                                         1,074                         752
   Gain on disposal of assets                                 90                           -

                                                     -----------                 -----------
                                                        (213,416)                   (150,489)
                                                     -----------                 -----------


Net income (loss)                                    $   153,596                 $   (20,505)
                                                     ===========                 ===========


Allocation of net income (loss):

   General Partners                                  $     1,536                 $      (205)
                                                     ===========                 ===========


   Limited Partners                                  $   152,060                 $   (20,300)
                                                     ===========                 ===========


Net income (loss) per limited partnership unit:
   (14,663 units)                                    $        10                 $        (1)
                                                     ===========                 ===========


Net income (loss) per $1,000 investment              $        20                 $        (2)
                                                     ===========                 ===========


    The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                      For the three months ended September 30,
                                                      ----------------------------------------

                                                          1995                        1994
                                                      ------------                ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $    325,023                $     44,656
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                           968,595                   1,239,423
   Loss on disposal of assets                                4,425                           -
   (Increase) decrease in operating assets:
     Accounts receivable                                   (14,464)                     16,517
     Prepaid expenses                                      (27,613)                    (20,536)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  36,379                     117,445
     Due to managing general partner and affiliates         17,328                      41,149
     Converter deposits                                    (22,844)                         30
     Subscriber prepayments                                (64,976)                    (70,989)

                                                      ------------                ------------
Net cash from operating activities                       1,221,853                   1,367,695
                                                      ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (339,921)                   (309,230)
Purchase of cable television
systems                                                 (4,492,254)                          -

                                                      ------------                ------------
Net cash used in investing activities                   (4,832,175)                   (309,230)
                                                      ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net      14,292,255                           -
Principal payments on borrowings                        (9,840,592)                   (618,649)
Distributions to partners                                 (222,967)                   (223,753)
Loan fees and other costs incurred                        (529,051)                          -
Repurchase of limited partner interest                           -                     (41,000)

                                                      ------------                ------------
Net cash from (used in) financing activities             3,699,645                    (883,402)
                                                      ------------                ------------

INCREASE IN CASH                                            89,323                     175,063

CASH, beginning of period                                  350,892                     214,642


                                                      ------------                ------------
CASH, end of period                                   $    440,215                $    389,705
                                                      ============                ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest           $    556,915                $    485,660
                                                      ============                ============


    The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1995 and December 31, 1994, its Statements of Operations for the nine and three months ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,604,185 for the three months ended September 30, 1995, representing an increase of approximately 12% over the same period in 1994. Of these revenues, $1,117,713 (70%) was derived from basic service charges, $181,674 (11%) from premium services, $93,551 (6%) from tier services, $40,229 (3%) from installation charges, $51,478 (3%) from service maintenance contracts and $119,540 (7%) from other sources. The revenue growth is due to increased advertising revenue (excluding SLT System subscribers), an increase in basic subscribers of approximately 2%, revenue related to the acquired SLT System, as well as revenue generated from inflation based rate increases placed into effect in the latter part of 1994.

As of September 30, 1995, the Partnership's systems served approximately 19,700 basic subscribers, 7,500 premium subscribers and 5,200 tier subscribers.

Operating expenses totaled $219,777 for the three months ended September 30, 1995 representing a decrease of approximately 7% over the same period in 1994. The net decrease is primarily due to the reduction of pole rental charges from a prior year pole attachment audit in the New Caney, TX system. The decrease was offset by increased salary and benefit costs as a result of cost of living adjustments and expenses related to the acquired SLT System.

General and administrative expenses totaled $420,653 for the three months ended September 30, 1995, representing an increase of approximately 13% over the same period in 1994. The net increase is attributable to higher management fees which are based on partnership revenues, increased wage and benefit costs, travel expenses and expenses associated with the acquired SLT System. The increase was offset by a decrease in property insurance costs.

Programming expenses totaled $337,538 for the three months ended September 30, 1995 representing an increase of approximately 22% over the same period in 1994. This is mainly due to additional payroll costs associated with the higher advertising revenue, increased costs charged by various program suppliers, increases in the subscriber base, new subscribers in the SLT System, as well as new channel launches in various systems.

Depreciation and amortization expense decreased approximately 37% as compared to the same period in 1994. This is mainly due to assets becoming fully depreciated during the third quarter of 1995 offset by the addition of assets related to the SLT System acquisition.

Interest expense for the three months ended September 30, 1995 increased approximately 42% as compared to the same period in 1994. The average bank debt outstanding increased from $10,200,000 during the third quarter of 1994 to $12,300,000 during the third quarter of 1995 and the Partnership's effective interest rate increased from 6.24% in 1994 to 8.96% in 1995.


Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow from operations and $8,973,104 of unborrowed funds remaining under its $23,000,000 revolving credit and term loan facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures. The Partnership borrowed $5,306,510 on November 1, 1995 to finance the acquisition of cable television systems as discussed below.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1 and a minimum ratio of annualized cash flow to interest expense of
1.75 to 1. As of September 30, 1995 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $14,026,896. As of the date of this filing, interest rates on the credit facility were as follows:
$9,800,000 fixed at 8.95% under the terms of an interest rate swap agreement with the Partnership's lender expiring September 29, 1997; $4,200,000 fixed at 8.99% under the terms of a self-amortizing interest rate swap expiring September 30, 1997. The balance of $26,896 bears interest at the prime rate plus 1.75% (currently at 10.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1995, the Partnership incurred approximately $135,000 in capital expenditures, including line extensions and mapping in the New Caney, TX system and computer equipment purchases in the Tyler, TX and New Caney, TX systems. Planned capital expenditures for the balance of 1995 include line extensions to pass an additional 250 homes in various systems, vehicle replacements in the Tyler, TX and New Caney, TX systems, initial phases of a system upgrade to 450 MHz of the New Caney, TX system, initial phases of a fiber interconnect of the New Caney and Huffman headends in the New Caney, TX system and a possible fiber interconnect of the Flint and Lake Palestine headends in the Tyler, TX system.

Acquisition of Assets

On September 15, 1995, the Partnership acquired substantially all operating assets and franchise rights of cable systems serving approximately 3,500 subscribers in or around the communities of Kaufman, Oak Grove, Hillsboro, New Waverly and Waterwood, all in the state of Texas. The purchase price for these systems was $4,492,254 of which $4,226,896 was paid at the closing date and the balance of $265,358 will be paid May 15, 1996, net of any purchase price adjustments, under the terms of an unsecured, subordinated, non-interest bearing hold-back note.

On September 13, 1995, the Partnership entered into an agreement to acquire substantially all operating assets and franchise rights of the cable television systems in or around Huffman, Prairie View, Waller, Cut and Shoot, Brookshire, Tarkenton, Ace, Simonton and Fulshear, all in the state of Texas (the "Brookridge system"). The cable television systems were owned by Brookridge Cable Special Purpose Partnership, Brookridge Cable Special Purpose Partnership-II, Brookshire Cable TV, Limited Partnership, Carthage Cable TV, L.P., and Hillsboro Cable TV, Limited Partnership.

On November 1, 1995, the assets of the Brookridge system were acquired by the Partnership. The Brookridge system serves approximately 3,600 subscribers and the purchase price was $5,585,900 of which $5,306,510 was paid at the closing date and the balance of $279,390 will be paid April 29, 1996 net of any purchase price adjustments, under the terms of an unsecured, subordinated, non-interest bearing hold-back note. The purchase was financed by borrowings under the Partnership's revolving credit and term loan facility.

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

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. Maximum permitted rates under these revised rules is dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

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

ITEM 1 Legal proceedings
       None

ITEM 2 Changes in securities
       None

ITEM 3 Defaults upon senior securities
       None

ITEM 4 Submission of matters to a vote of security holders
       None

ITEM 5 Other information
       None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index
      27.0  Financial Data Schedule

(b) Form 8-K, dated September 15, 1995, was filed September 29, 1995 reporting the acquisition of the SLT System and the refinance of the Partnership's bank debt, all of which occurred on September 15, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                            Managing General Partner

Dated:                      BY:  /s/ RICHARD I. CLARK
      --------------------     ----------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)

Dated:                      BY:  /s/ GARY S. JONES
      --------------------     ----------------------------------
                                     Gary S. Jones
                                     (Vice President)