Form 10-Q
period 1996-03-31
NORTHLAND CABLE PROPERTIES FOUR LTD PARTNERSHIP
filed 1996-05-30
CIK 760729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended              MARCH 31, 1996
                     -----------------------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number:             0-16064
                        --------------------------------------------------------

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

      Washington                                           75-1998317
- --------------------------------------------------------------------------------
(State of Organization)                        (IRS Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington                  98101
- --------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (206) 621-1351
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No   X
                                   -----    -----

- --------------------------
This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                  March 31,          December 31,
                                                                    1996                 1995
                                                                ------------         ------------
                                     ASSETS

Cash                                                            $    626,302         $    384,304
Accounts receivable                                                  237,020              378,621
Prepaid expenses                                                     137,629               86,313
Property and equipment, net of accumulated
  depreciation of $13,657,739 and $13,265,067,
  respectively                                                    11,481,658           11,507,245
Intangible assets, net of accumulated
  amortization of $1,488,256 and $1,396,035,
  respectively                                                     2,658,356            2,717,651

                                                                ------------         ------------
Total assets                                                    $ 15,140,965         $ 15,074,134
                                                                ============         ============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $  1,108,333         $    801,634
Due to managing general partner and affiliates                        71,359              116,345
Converter deposits                                                    41,469               44,184
Subscriber prepayments                                               118,366              185,835
Notes payable                                                     19,788,652           19,789,175

                                                                ------------         ------------
                  Total liabilities                               21,128,179          20,937,173
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                          (51,245)             (50,875)
   Accumulated deficit                                               (70,588)             (69,717)

                                                                ------------         ------------
                                                                    (121,833)            (120,592)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                        1,122,757            1,159,414
   Accumulated deficit                                            (6,988,138)          (6,901,861)

                                                                ------------         ------------
                                                                  (5,865,381)          (5,742,447)
                                                                ------------         ------------

                  Total partners' equity                          (5,987,214)          (5,863,039)
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 15,140,965         $ 15,074,134
                                                                ============         ============

         The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                                     For the three months ended March 31,
                                                     ------------------------------------

                                                           1996                1995
                                                       -----------         -----------
Service revenues                                       $ 2,140,791         $ 1,454,146

Expenses:
  Operating                                                271,100             171,840
  General and administrative (including
     $298,768 and $180,894 to affiliates
     in 1996 and 1995, respectively)                       548,256             360,819
Programming                                                476,938             292,993
Depreciation and amortization                              484,894             421,824

                                                       -----------         -----------
                                                         1,781,188           1,247,476
                                                       -----------         -----------

Income from operations                                     359,603             206,670

Other income (expense):
   Interest expense                                       (446,750)           (187,281)
   Interest income                                            --                   827
   Loss on disposal of assets                                 --                   275

                                                       -----------         -----------
                                                          (446,750)           (186,179)
                                                       -----------         -----------

Net income (loss)                                      $   (87,147)             20,491
                                                       ===========         ===========

Allocation of net income (loss):
   General Partners                                    $      (871)        $       205
                                                       ===========         ===========

   Limited Partners                                    $   (86,275)        $    20,286
                                                       ===========         ===========

Net income (loss) per limited partnership unit:
     (14,663 units)                                    $        (6)       $         1
                                                       ===========         ===========

Net income (loss) per $1,000 investment                $       (12)       $         3
                                                       ===========         ===========

          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                      For the three months ended March 31,
                                                      ------------------------------------

                                                              1996              1995
                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(87,147)        $  20,491
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                             484,894           421,824
   Loss on disposal of assets                                   --                 275
   (Increase) decrease in operating assets:
     Accounts receivable                                     141,601               381
     Prepaid expenses                                        (51,316)          (38,208)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                   306,699            86,819
     Due to managing general partner and affiliates          (44,986)            2,143
     Converter deposits                                       (2,715)              172
     Subscriber prepayments                                  (67,469)          (75,007)

                                                           ---------         ---------
Net cash from operating activities                           679,561           418,890
                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                     (116,749)          (49,949)
Purchase of cable television systems                        (268,750)             --

                                                           ---------         ---------
Net cash used in investing activities                       (385,499)          (49,949)
                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                                --
Principal payments on borrowings                                (523)         (294,594)
Distributions to partners                                    (37,028)          (74,056)
Loan fees and other costs incurred                           (14,513)             --

                                                           ---------         ---------
Net cash used in financing activities                        (52,064)         (368,650)
                                                           ---------         ---------

INCREASE IN CASH                                             241,998               291

CASH, beginning of period                                    384,304           350,892

                                                           ---------         ---------
CASH, end of period                                        $ 626,302         $ 351,183
                                                           =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $  84,291         $ 146,694
                                                           =========         =========

          The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1996 and December 31, 1995, its Statements of Operations for the three months ended March 31, 1996 and 1995, and its Statements of Cash Flows for the three months ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,140,791 for the three months ended March 31, 1996, representing an increase of approximately 47% over the same period in 1995. Of these revenues, $1,578,871 (74%) was derived from basic service charges, $235,611 (11%) from premium services, $93,725 (4%) from tier services, $53,238 (3%) from installation charges, $47,914 (2%) from service maintenance contracts and $131,432 (6%) from other sources. The revenue growth is due to increased advertising revenue, revenue related to the acquired SLT and Brookridge Systems, as well as revenue generated from inflation based rate increases placed into effect in the latter part of 1995.

As of March 31, 1996, the Partnership's systems served approximately 23,000 basic subscribers, 7,900 premium subscribers and 4,200 tier subscribers.

Operating expenses totaled $271,100 for the three months ended March 31, 1996 representing an increase of approximately 58% over the same period in 1995. The increase is mainly attributable to expenses related to the acquired SLT and Brookridge Systems, as well as increased salary and benefit costs stemming from cost of living adjustments.

General and administrative expenses totaled $548,256 for the three months ended March 31, 1996, representing an increase of approximately 52% over the same period in 1995. The increase is mainly attributable to higher revenue based expenses, such as management fees, copyright fees and franchise fees, which coincide with the revenue growth noted above. Additionally, increase salary and benefit costs stemming from cost of living adjustments contributed to the increase.

Programming expenses totaled $476,938 for the three months ended March 31, 1996 representing an increase of approximately 62% over the same period in 1995. This is mainly due to increased costs charged by various program suppliers, new subscribers in the acquired SLT and Brookridge Systems, as well as new channel launches in various systems.

Depreciation and amortization expense decreased approximately 15% as compared to the same period in 1995. This is mainly due to assets becoming fully depreciated during the first quarter of 1996 offset by the addition of assets related to the SLT and Brookridge acquisitions.

Interest expense for the three months ended March 31, 1996 increased approximately 139% as compared to the same period in 1995. The average bank debt outstanding increased from

$9,637,000 during the first quarter of 1995 to $19,333,000 during the first quarter of 1996 and the Partnership's effective interest rate increased from 7.77% in 1995 to 9.24% in 1996.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow from operations and $3,666,594 of unborrowed funds remaining under its $23,000,000 revolving credit and term loan facility. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1 and a minimum ratio of annualized cash flow to interest expense of
1.75 to 1. As of March 31, 1996 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $19,333,406. As of the date of this filing, interest rates on the credit facility were as follows:
$9,800,000 fixed at 8.95% under the terms of an interest rate swap agreement with the Partnership's lender expiring September 29, 1997; $4,200,000 fixed at 8.99% under the terms of a self-amortizing interest rate swap expiring September 30, 1997; and $5,300,000 fixed at a Libor rate of 8.5% expiring August 9, 1996. The balance of $33,406 bears interest at the prime rate plus 1.75% (currently at 10.00%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1996, the Partnership incurred approximately $117,000 in capital expenditures, including line extensions in the Tyler, TX system, vehicle replacements in the New Caney, TX system and initial efforts to upgrade the Hillsboro, TX system. Planned expenditures for the balance of 1996 include system upgrades in the Sherman, TX system, interconnection of two systems, as well as a new tier launch in the San Joaquin, CA system, a fiber interconnect of two systems in the Tyler, TX system and line extensions, tap audits and advertising insertion equipment in various systems.

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

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 8% of the Partnership's subscribers have elected to certify. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

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

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner

Dated: 5/14/96           BY: /s/RICHARD I. CLARK
       ----------------      ----------------------------------
                            Richard I. Clark
                              (Vice President/Treasurer)

Dated: 5/14/96           BY: /s/GARY S. JONES
       ----------------      ----------------------------------
                            Gary S. Jones
                              (Vice President)