Form 10-Q
period 1996-06-30
NORTHLAND CABLE PROPERTIES FOUR LTD PARTNERSHIP
filed 1996-08-12
CIK 760729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange served Act of 1934

For the period ended JUNE 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number:             0-16064

              NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)

        Washington                                     75-1998317
(State of Organization)                    (IRS Employer Identification No.)

    1201 Third Avenue, Suite 3600, Seattle, Washington           98101
         (Address of Principal Executive Offices)              (Zip Code)

                                (206)  621-1351
              (Registrant's telephone number, including area code)

                                       N/A

              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        No   X
                                   ---       ---

This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                     June 30,       December 31,
                                                                       1996             1995
                                                                   -----------      -----------
                                     ASSETS

Cash                                                               $   627,048      $   384,304
Accounts receivable                                                    258,089          378,621
Prepaid expenses                                                       124,412           86,313
Property and equipment, net of accumulated
  depreciation of $14,057,886 and $13,265,067,
  respectively                                                      11,424,737       11,507,245
Intangible assets, net of accumulated
  amortization of $1,578,178 and $1,396,035,
  respectively                                                       2,284,075        2,717,651

                                                                   -----------      -----------
Total assets                                                       $14,718,361      $15,074,134
                                                                   ===========      ===========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                              $ 1,123,955      $   801,634
Due to managing general partner and affiliates                          40,020          116,345
Converter deposits                                                      40,399           44,184
Subscriber prepayments                                                  97,939          185,835
Notes payable                                                       19,571,164       19,789,175

                                                                   -----------      -----------
                  Total liabilities                                 20,873,477       20,937,173
                                                                   -----------      -----------

Partners' equity:
 General Partners:
   Contributed capital, net                                            (51,616)         (50,875)
   Accumulated deficit                                                 (71,897)         (69,717)

                                                                   -----------      -----------
                                                                      (123,513)        (120,592)
                                                                   -----------      -----------

 Limited Partners:
   Contributed capital, net                                          1,086,099        1,159,414
   Accumulated deficit                                              (7,117,702)      (6,901,861)

                                                                   -----------      -----------
                                                                    (6,031,603)      (5,742,447)
                                                                   -----------      -----------

                  Total partners' equity                            (6,155,116)      (5,863,039)
                                                                   -----------      -----------

Total liabilities and partners' equity                             $14,718,361      $15,074,134
                                                                   ===========      ===========



            The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                    For the six months ended June 30,
                                                                   -----------------------------------
                                                                      1996                     1995
                                                                   ----------               ----------
Service revenues                                                   $4,326,394               $2,989,066

Expenses:
  Operating                                                           544,746                  374,962
  General and administrative (including
     $601,843 and $363,774 to affiliates
     in 1996 and 1995, respectively)                                1,155,234                  746,087
Programming                                                           980,339                  620,267
Depreciation and amortization                                         974,963                  709,390

                                                                   ----------               ----------
                                                                    3,655,282                2,450,706
                                                                   ----------               ----------

Income from operations                                                671,112                  538,360

Other income (expense):
   Interest expense                                                  (890,446)                (365,087)
   Interest income                                                      1,313                    2,394
   Loss on disposal of assets                                               -                   (4,240)
                                                                   ----------               ----------
                                                                     (889,133)                (366,933)
                                                                   ----------               ----------

Net income (loss)                                                  $ (218,021)                 171,427
                                                                   ==========               ==========

Allocation of net income (loss):

   General Partners                                                $   (2,180)              $    1,714
                                                                   ==========               ==========

   Limited Partners                                                $ (215,841)              $  169,713
                                                                   ==========               ==========

Net income (loss) per limited partnership unit:
     (14,663 units)                                                $      (15)              $       12
                                                                   ==========               ==========

Net income (loss) per $1,000 investment                            $      (30)              $       23
                                                                   ==========               ==========


            The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                                    For the three months ended June 30,
                                                                    -----------------------------------
                                                                       1996                    1995
                                                                    ----------              ----------
Service revenues                                                    $2,185,603              $1,534,920

Expenses:
  Operating                                                            273,646                 203,122
  General and administrative (including
     $345,564 and $182,880 to affiliates
     in 1996 and 1995, respectively)                                   606,979                 385,269
Programming                                                            503,401                 327,274
Depreciation and amortization                                          490,069                 287,566
                                                                    ----------              ----------
                                                                     1,874,095               1,203,231
                                                                    ----------              ----------

Income from operations                                                 311,508                 331,689

Other income (expense):
   Interest expense                                                   (443,695)               (177,805)
   Interest income                                                       1,313                   1,567
   Loss on disposal of assets                                                -                  (4,515)

                                                                    ----------              ----------
                                                                      (442,382)               (180,753)
                                                                    ----------              ----------

Net income (loss)                                                   $ (130,874)             $  150,936
                                                                    ==========              ==========

Allocation of net income (loss):

   General Partners                                                 $   (1,309)             $    1,509
                                                                    ==========              ==========

   Limited Partners                                                 $ (129,565)             $  149,427
                                                                    ==========              ==========

Net income (loss) per limited partnership unit:
     (14,663 units)                                                 $       (9)             $       10
                                                                    ==========              ==========

Net income (loss) per $1,000 investment                             $      (18)             $       20
                                                                    ==========              ==========


            The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                    For the six months ended June 30,
                                                                    --------------------------------
                                                                       1996                   1995
                                                                    ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $(218,021)             $ 171,427
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                                      974,963                709,390
   Loss on disposal of assets                                               -                  4,515
   (Increase) decrease in operating assets:
     Accounts receivable                                              120,532                 (8,468)
     Prepaid expenses                                                 (38,099)               (32,308)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                            322,321                 63,258
     Due to managing general partner and affiliates                   (76,325)                29,645
     Converter deposits                                                (3,785)                   512
     Subscriber prepayments                                           (87,896)               (82,471)

                                                                    ---------              ---------
Net cash from operating activities                                    993,690                855,500
                                                                    ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                              (459,975)              (204,627)
Purchase of cable television systems                                 (268,750)                     -

                                                                    ---------              ---------
Net cash used in investing activities                                (728,725)              (204,627)
                                                                    ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from seller escrow                                        71,397                      -
Principal payments on borrowings                                     (289,408)              (589,189)
Distributions to partners                                             (74,056)              (148,911)
Loan fees and other costs incurred                                    269,846                      -

                                                                    ---------              ---------
Net cash used in financing activities                                 (22,221)              (738,100)
                                                                    ---------              ---------

INCREASE (DECREASE)  IN CASH                                          242,744                (87,227)

CASH, beginning of period                                             384,304                350,892
                                                                    ---------              ---------
CASH, end of period                                                 $ 627,048              $ 263,665
                                                                    =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                         $ 583,519              $ 367,317
                                                                    =========              =========



            The accompanying note to unaudited financial statements
                    is an integral part of these statements

              NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1996 and December 31, 1995, its Statements of Operations for the six and three months ended June 30, 1996 and 1995, and its Statements of Cash Flows for the six months ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,185,603 for the three months ended June 30, 1996, representing an increase of approximately 42% over the same period in 1995. Of these revenues, $1,613,178 (74%) was derived from basic service charges, $245,557 (11%) from premium services, $82,759 (4%) from tier services, $41,419 (2%) from installation charges, $48,621 (2%) from service maintenance contracts and $154,069 (7%) from other sources. The revenue growth is due to increased advertising revenue, revenue related to the acquired SLT and Brookridge Systems, as well as revenue generated from inflation based rate increases placed into effect in the latter part of 1995.

As of June 30, 1996, the Partnership's systems served approximately 22,900 basic subscribers, 8,000 premium subscribers and 4,300 tier subscribers.

Operating expenses totaled $273,646 for the three months ended June 30, 1996 representing an increase of approximately 35% over the same period in 1995. The increase is mainly due to higher salary and benefit costs as a result of cost of living adjustments and expenses related to the acquired SLT and Brookridge Systems.

General and administrative expenses totaled $606,979 for the three months ended June 30, 1996, representing an increase of approximately 58% over the same period in 1995. The increase is attributable to expenses related to the acquired SLT and Brookridge Systems, higher revenue based expenses, such as management and franchise fees, and increased salary and benefit costs as a result of cost of living adjustments.

Programming expenses totaled $503,401 for the three months ended June 30, 1996, representing an increase of approximately 54% over the same period in. The increase is mainly due to higher costs charged by various program suppliers, new channel launches in the various systems, and increased subscribers as a result of the purchases of the SLT and Brookridge Systems.

Depreciation and amortization expense increased 70% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the SLT and Brookridge Systems.

Interest expense for the three months ended June 30, 1996 increased approximately 150% as compared to the same period in 1995. The average bank debt outstanding increased from $9,342,000 during the second quarter of 1995 to $19,333,000 during the second quarter of 1996 and the Partnership's effective interest rate increased from 7.61% in 1995 to 9.18% in 1996.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow from operations and $3,666,594 of unborrowed funds remaining under its $23,000,000 revolving credit and term loan facility. The availability of unborrowed funds is dependent on the Partnership's ratio of debt to analyzed operating cash flow. As of June 30, 1996 the Partnership had access to $126,000 of additional credit. The Partnership expects that rate increases effective August 1, 1996 will increase future borrowing capacity which will be required to complete currently planned capital improvements. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs and debt service requirements. The level of capital expenditures during the last six months of 1996 will be dependent on the borrowing capacity of the Partnership.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1 and a minimum ratio of annualized cash flow to interest expense of
1.15 to 1. As of June 30, 1996 the Partnership was in compliance with its required financial covenants.

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

Capital Expenditures

During the second quarter of 1996, the Partnership incurred approximately $343,000 in capital expenditures, including line extensions in the Chowchilla, CA, Tyler, TX and Prairie View, TX systems; a fiber upgrade of the distribution plant in the New Caney, TX system; a vehicle replacement in the Whitewright, TX system and channel additions in the New Caney, TX and Prairie View, TX systems.

Planned expenditures for the balance of 1996 will approximate $1,140,000 and include fiber upgrades of the distribution plant in the Whitewright, TX, Tyler, TX and New Caney, TX systems; line extensions in the Chowchilla, CA and Tyler, TX systems; the launch of a new tier in the Chowchilla, CA system; the purchase of advertising equipment in the Tyler, TX system and a vehicle replacement in the New Caney, TX system.

Effects of Regulation

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

Cable Programming Service Tier Rate Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provisions of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although Management's opinion is that the probability of competition from telcos in rural areas is unlikely in the near future, there are no assurances such competition will not materialize.

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

(b)  No reports on Form 8-K have been filed during the quarter ended June 30,
     1996

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

              NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner

Dated:                      BY:  /s/ RICHARD I. CLARK
                                 --------------------------
                                 Richard I. Clark
                                 (Vice President/Treasurer)

Dated:                      BY:  /s/ GARY S. JONES
                                 --------------------------
                                 Gary S. Jones
                                 (Vice President)