Form 10-Q
period 1996-09-30
NORTHLAND CABLE PROPERTIES FOUR LTD PARTNERSHIP
filed 1996-11-08
CIK 760729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange served Act of 1934

For the period ended SEPTEMBER 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________to_____________________

Commission File Number: 0-16064


               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
               ---------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


        Washington                                     75-1998317
  -----------------------                  ---------------------------------
  (State of Organization)                  (IRS Employer Identification No.)

    1201 Third Avenue, Suite 3600, Seattle, Washington              98101
    --------------------------------------------------            ----------
        (Address of Principal Executive Offices)                  (Zip Code)

                               (206)  621-1351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                        N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

____________________________

This filing contains ____ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    September 30,     December 31,
                                                        1996              1995
                                                  ---------------   ---------------
                                    ASSETS

Cash                                                 $   637,529       $   384,304
Accounts receivable                                      259,525           378,621
Prepaid expenses                                         169,228            86,313
Property and equipment, net of accumulated
  depreciation of $14,439,908 and $13,265,067,
  respectively                                        11,480,061        11,507,245
Intangible assets, net of accumulated
  amortization of $1,673,992 and $1,396,035,
  respectively                                         2,383,126         2,717,651

                                                  ---------------   ---------------
Total assets                                         $14,929,469       $15,074,134
                                                  ===============   ===============

                     LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $ 1,504,905       $   801,634
Due to managing general partner and affiliates           550,283           116,345
Converter deposits                                        41,436            44,184
Subscriber prepayments                                    99,136           185,835
Notes payable                                         19,054,297        19,789,175

                                                  ---------------   ---------------
                  Total liabilities                   21,250,057        20,937,173
                                                  ---------------   ---------------

Partners' equity:
 General Partners:
   Contributed capital, net                              (51,616)          (50,875)
   Accumulated deficit                                   (73,552)          (69,717)

                                                  ---------------   ---------------
                                                        (125,168)         (120,592)
                                                  ---------------   ---------------

 Limited Partners:
   Contributed capital, net                            1,086,100         1,159,414
   Accumulated deficit                                (7,281,520)       (6,901,861)

                                                  ---------------   ---------------
                                                      (6,195,420)       (5,742,447)
                                                  ---------------   ---------------


                  Total partners' equity              (6,320,588)       (5,863,039)
                                                  ---------------   ---------------


Total liabilities and partners' equity               $14,929,469       $15,074,134
                                                  ===============   ===============


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                     For the nine months ended
                                                            September 30,
                                                  ---------------------------------
                                                        1996              1995
                                                  ---------------   ---------------
Service revenues                                     $ 6,528,631        $4,593,251

Expenses:
  Operating                                              846,526           594,740
  General and administrative (including
     $938,168 and $579,730 to affiliates
     in 1996 and 1995, respectively)                   1,771,377         1,166,740
Programming                                            1,488,447           957,805
Depreciation and amortization                          1,471,086           968,595

                                                  ---------------   ---------------
                                                       5,577,436         3,687,880
                                                  ---------------   ---------------

Income from operations                                   951,195           905,371

Other income (expense):
   Interest expense                                   (1,336,349)         (579,667)
   Interest income                                         4,316             3,469
   Loss on disposal of assets                             (2,655)           (4,150)

                                                  ---------------   ---------------
                                                      (1,334,688)         (580,348)
                                                  ---------------   ---------------


Net income (loss)                                    $  (383,493)       $  325,023
                                                  ===============   ===============


Allocation of net income (loss):

   General Partners                                  $    (3,835)       $    3,250
                                                  ===============   ===============


   Limited Partners                                  $  (379,658)       $  321,773
                                                  ===============   ===============


Net income (loss) per limited partnership unit:
     (14,663 units)                                  $       (26)       $       22
                                                  ===============   ===============


Net income (loss) per $1,000 investment              $       (52)       $       44
                                                  ===============   ===============

The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     For the three months ended
                                                             September 30,
                                                  ---------------------------------
                                                        1996              1995
                                                  ---------------   ---------------
Service revenues                                      $2,202,237        $1,604,185

Expenses:
  Operating                                              301,779           219,777
  General and administrative (including
     $336,325 and $215,957 to affiliates
     in 1996 and 1995, respectively)                     616,144           420,653
Programming                                              508,108           337,538
Depreciation and amortization                            496,124           259,205

                                                  ---------------   ---------------
                                                       1,922,155         1,237,173
                                                  ---------------   ---------------

Income from operations                                   280,082           367,012

Other income (expense):
   Interest expense                                     (445,903)         (214,580)
   Interest income                                         3,004             1,074
   Gain (loss) on disposal of assets                      (2,655)               90

                                                  ---------------   ---------------
                                                        (445,554)         (213,416)
                                                  ---------------   ---------------


Net income (loss)                                     $ (165,472)       $  153,596
                                                  ===============   ===============


Allocation of net income (loss):

   General Partners                                   $   (1,655)       $    1,536
                                                  ===============   ===============


   Limited Partners                                   $ (163,817)       $  152,060
                                                  ===============   ===============


Net income (loss) per limited partnership unit:
     (14,663 units)                                   $      (11)       $       10
                                                  ===============   ===============


Net income (loss) per $1,000 investment               $      (22)       $       21
                                                  ===============   ===============


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                     For the nine months ended
                                                            September 30,
                                                  ---------------------------------
                                                        1996              1995
                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $ (383,493)      $   325,023
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                       1,471,086           968,595
   Loss on disposal of assets                              2,655             4,425
   (Increase) decrease in operating assets:
     Accounts receivable                                 119,096           (14,464)
     Prepaid expenses                                    (82,915)          (27,613)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses               703,271            36,379
     Due to managing general partner and affiliates      433,938            17,328
     Converter deposits                                   (2,748)          (22,844)
     Subscriber prepayments                              (86,699)          (64,976)

                                                  ---------------   ---------------
Net cash from operating activities                     2,174,191         1,221,853
                                                  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net               (1,022,578)         (339,921)
Purchase of cable television systems                    (268,750)       (4,492,254)

                                                  ---------------   ---------------
Net cash used in investing activities                 (1,291,328)       (4,832,175)
                                                  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net           --         14,292,255
Net proceeds from seller escrow                           71,397               --
Principal payments on borrowings                        (589,079)       (9,840,592)
Distributions to partners                                (74,056)         (222,967)
Loan fees and other costs incurred                       (37,901)         (529,051)

                                                  ---------------   ---------------
Net cash from (used in) financing activities            (629,639)        3,699,645
                                                  ---------------   ---------------

INCREASE IN CASH                                         253,224            89,323

CASH, beginning of period                                384,304           350,892


                                                  ---------------   ---------------
CASH, end of period                                   $  637,528       $   440,215
                                                  ===============   ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest           $1,026,980       $   556,915
                                                  ===============   ===============


The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1996 and December 31, 1995, its Statements of Operations for the nine and three months ended September 30, 1996 and 1995, and its Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $2,202,237 for the three months ended September 30, 1996, representing an increase of approximately 37% over the same period in 1995. Of these revenues, $1,689,849 (77%) was derived from basic service charges, $230,854 (11%) from premium services, $48,309 (2%) from tier services, $50,279 (2%) from installation charges, $46,307 (2%) from service maintenance contracts and $136,639 (6%) from other sources. The revenue growth is due to increased advertising revenue, revenue related to the acquired SLT and Brookridge Systems, as well as revenue generated from inflation based rate increases placed into effect in October 1995 and August 1996.

As of September 30, 1996, the Partnership's systems served approximately 22,400 basic subscribers, 7,600 premium subscribers and 4,100 tier subscribers.

Operating expenses totaled $301,779 for the three months ended September 30, 1996 representing an increase of approximately 37% over the same period in 1995. The increase is mainly due to higher salary and benefit costs as a result of cost of living adjustments and expenses related to the acquired SLT and Brookridge Systems.

General and administrative expenses totaled $616,144 for the three months ended September 30, 1996, representing an increase of approximately 46% over the same period in 1995. The increase is attributable to expenses related to the acquired SLT and Brookridge Systems, higher revenue based expenses, such as management and franchise fees, and increased salary and benefit costs as a result of cost of living adjustments.

Programming expenses totaled $508,108 for the three months ended September 30, 1996, representing an increase of approximately 51% over the same period in 1995. The increase is mainly due to higher costs charged by various program suppliers, new channel launches in various systems, and increased subscribers as a result of the purchases of the SLT and Brookridge Systems.

Depreciation and amortization expense increased 90% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the SLT and Brookridge Systems. This increase was partially offset as certain assets of the Partnership were fully depreciated or amortized during 1996.

Interest expense for the three months ended September 30, 1996 increased approximately 108% as compared to the same period in 1995. The average bank debt outstanding increased from $11,611,000 during the third quarter of 1995 to $19,164,000 during the third quarter of 1996 and the Partnership's effective interest rate increased from 7.39% in 1995 to 9.31% in 1996. The increase in outstanding debt was a result of borrowings related to the acquisition of the SLT and Brookridge Systems.


Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow from operations and $3,666,594 of unborrowed funds remaining under its $23,000,000 revolving credit and term loan facility. The availability of unborrowed funds is dependent on the Partnership's ratio of debt to analyzed operating cash flow. As of September 30, 1996 the Partnership had access to $1,040,000 of additional credit. The Partnership expects that rate increases effective August 1, 1996 will increase future borrowing capacity which will be required to complete currently planned capital improvements. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs and debt service requirements.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1.00 and a minimum ratio of annualized cash flow to interest expense of
1.15 to 1.00 As of September 30, 1996 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $18,995,071. As of the date of this filing, interest rates on the credit facility were as follows:
$9,800,000 fixed at 8.95% under the terms of an interest rate swap agreement with the Partnership's lender expiring September 29, 1997; $3,861,665 fixed at 8.99% under the terms of a self-amortizing interest rate swap expiring September 30, 1997; and $5,300,000 fixed at a Libor rate of 8.56% expiring
November 13, 1996.   The balance of $33,406 bears interest at the prime rate
plus 1.75% (currently at 10.00%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the third quarter of 1996, the Partnership incurred approximately $563,000 in capital expenditures, including initial phases of an upgrade of a portion of the system to 330 MHz and channel additions in the Whitewright, TX system; line extensions in the Chowchilla, CA and Tyler, TX systems; the purchase of advertising equipment in the Tyler, TX system; continuation of phased in fiber upgrades of the distribution plant in the Tyler, TX and New Caney, TX systems; purchase of a vehicle in the New Caney, TX system and upgrade of a portion of the system to 450 MHz in the Kaufman, TX system.

Planned expenditures for the balance of 1996 will approximate $580,000 and include continuation of the fiber upgrades of the distribution plant in the Tyler, TX and New Caney, TX systems; a fiber upgrade of the distribution plant in the Whitewright, TX system; tier launches in the Chowchilla, CA, Kaufman, TX and Hillsboro, TX systems; and a vehicle replacement in the Chowchilla, CA system.


Liquidation Proposal

The limited partners are currently considering a proposal whereby the Partnership would sell the undivided portion of the systems that is attributable to their ownership interests in the Partnership at a price which is based on a valuation of the systems of $32,000,000. If the proposal is approved, the Partnership will be authorized to enter into an agreement with Northland or its assigns to sell to Northland the undivided portion of the systems that is attributable to the collective interest of the limited partners and administrative general partner and distribute in-kind to Northland the undivided portion of the systems that is attributable to the managing general partner. Closing of the sale, if approved, will be subject to certain terms and conditions, including the availability of sufficient debt financing to Northland. Closing is expected to occur in January 1997, subsequent to which the Partnership will be dissolved.


Effects of Regulation

Regulation Overview. The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Portions of the regulatory framework that impact the Partnership's operations are summarized below.

The 1996 Act. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the telecommunications industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act o the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the Partnership's operations follows:

Regulation of rates other than the basic service tier has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). The Partnership qualifies as a small company and all of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act.

The 1996 Act also addresses various other aspects of providing cable television service including prices for equipment, discounting of rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of public, educational and governmental access channels and leased access channels.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:      11/7/96         BY:  /s/ RICHARD I. CLARK
        -----------------            ------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:      11/7/96         BY:  /s/ GARY S. JONES
        ------------------           ------------------------------
                                      Gary S. Jones
                                      (Vice President)