Form 10-K
period 1996-12-31
NORTHLAND CABLE PROPERTIES FOUR LTD PARTNERSHIP
filed 1997-03-31
CIK 760729

              FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the transition period from _______to________

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

      (1)   Form 8-A Registration Statement filed July 24, 1987.
      (2) Form 10-K Annual Reports for fiscal years ended December 31, 1986, December 31, 1987, December 31, 1988, December 31, 1990,
            December 31, 1991, December 31, 1992 and December 31, 1995, respectively.
      (3) Form 10-Q Quarterly Report for periods ended June 30, 1990, September 30, 1992 and June 30, 1995, respectively. (4) Form 8-K dated November 1, 1995 and September 15, 1995.
      (5)   Form 8-K dated September 15, 1995.

This filing contains ______pages. Exhibits Index appears on page ____. Financial Statements/Schedules Index appears on page ____.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expect," "estimate", "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1.   BUSINESS

      Northland Cable Properties Four Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 1,028 limited partners as of December 31, 1996. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

      Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 5 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC").
Other subsidiaries of NTC include:

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

      The Partnership was formed on January 2, 1985 and began operations in 1985 with the acquisition of several cable television systems in Texas and California (the "Systems"). In September 1995, the Partnership acquired the cable television systems in and around Kaufman, Oak Grove, Hillsboro, New Waverly and Waterwood, TX (the "SLT System"). In October 1995, the Partnership purchased the cable television systems in and around Huffman Prairie View, Waller, Cut and Shoot, Brookshire, Tarkenton, Ace, Simonton and Fulshear, TX (the "Brookridge System"). As of December 31, 1996, the total number of basic subscribers served by the Systems was 22,554, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 64% as compared to an industry average of approximately 66%, as reported by PAUL KAGAN ASSOCIATES, INC.

      The Partnership has 40 non-exclusive franchises to operate the Systems. The franchises, which will expire at various dates through the year 2012, have been granted by county, city and other local governmental authorities in the areas in which the Systems operate. Annual franchise fees are paid to the granting governmental authorities. These fees vary between 2% and 5% of the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

      The Partnership serves the communities and surrounding areas of Flint/Tyler, New Caney, Whitewright, Kaufman, Hillsboro and Prairie View, Texas, as well as Chowchilla, California. The following is a description of these areas:

      Flint/Tyler, TX: The S.W. Tyler and S.E. Tyler systems serve most of the suburban areas to the southeast, south and southwest of Tyler, TX. This east Texas area is known for its tree-lined lakes which offer year-round fishing, swimming, skiing and other water-related sports during the summer months. The area's largest lakes are Lake Palestine and Lake Tyler. The Tyler area enjoys a mild subtropical climate. This allows farmers and gardeners to plant in both spring and fall due to the area's long growing season of 259 days. Tyler also features a 22-acre municipally-owned rose garden which is renowned for its 38,000 rose bushes and 450 rose varieties. Certain information regarding the Tyler, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                    7,958
            Tier Subscribers                     1,907
            Premium Subscribers                  2,355
            Estimated Homes Passed              12,000

      New Caney, TX: The New Caney system serves the communities and surrounding areas of Patton Village, Splendora, Woodbranch Village, Roman Forest, New Waverly, Waterwood, Huffman and New Caney, TX. This system is approximately forty miles north of Houston, TX and has very easy access to Houston Intercontinental Airport. Certain information regarding the New Caney, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                   7,094
            Premium Subscribers                 2,479
            Estimated Homes Passed             12,250

      Whitewright, TX: The cities of Whitewright, Van Alstyne, Savoy, Bells, Howe, Tom Bean and Trenton, as well as the city of Sherman, Texas, are located in a region that is referred to as the "Texoma Region." The Texoma Region includes Lake Texoma, a large 89,000-acre lake which has over 600 miles of sandy beaches, an 11,000-acre wildlife refuge and 43 park areas. The wide variety of recreational opportunities has created a popular resort area attracting more than 11,000,000 visitors each year. Certain information regarding the Whitewright, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                   1,740
            Tier Subscribers                       41
            Premium Subscribers                   488
            Estimated Homes Passed              4,220

      Kaufman, TX: The Kaufman system includes the community of Oak Grove and is located in north central Texas, approximately 32 miles southeast of Dallas, Texas. Major industries in the area include manufacturing and health care. Trinity Valley College is located in the area. Certain information regarding the Kaufman, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                   1,509
            Premium Subscribers                   663
            Estimated Homes Passed              2,100

      Hillsboro, TX: The Hillsboro system is located in north central Texas, approximately 65 miles south of Dallas, Texas. Major industries in the area include retail, manufacturing and health care. In addition, Hill College is located in the area. Certain information regarding the Hillsboro, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                   1,428
            Premium Subscribers                   373
            Estimated Homes Passed              3,080

      Prairie View, TX: The Prairie View system is located northwest of Houston, Texas and includes the community of Waller, Texas. Prairie View is a branch location of Texas A & M University, one of the largest universities in southeast Texas. Certain information regarding the Prairie View, TX system as of December 31, 1996 is as follows:

            Basic Subscribers                     961
            Premium Subscribers                   294
            Estimated Homes Passed              2,120

      Chowchilla, CA: The Chowchilla system serves the communities of and contiguous areas surrounding Chowchilla, Planada and Riverdale, which are all located in the San Joaquin Valley in west-central California. The San Joaquin Valley is one of the nation's leading agricultural areas. The alluvial deposits from the San Joaquin and Chowchilla rivers over the centuries have made the valley ideally suited for fruits, nuts, vegetables, cotton and grain. The climate is warm and dry with temperatures that approach 100 degrees in July and August. The winters are mild with only occasional frosts. In recent years, the valley has become increasingly popular because of its climate and access to recreational areas, with many rivers, lakes and close proximity to the Sierra National Forest and Yosemite National Park. Certain information regarding the Chowchilla, CA system as of December 31, 1996 is as follows:

            Basic Subscribers                   1,864
            Tier Subscribers                       83
            Premium Subscribers                   891
            Estimated Homes Passed              4,215

      The Partnership had 37 employees as of December 31, 1996. Management of these systems is handled through offices located in the towns of Flint, New Caney, Whitewright, Texas and Chowchilla, California. The Kaufman, Hillsboro, Waterwood and Prairie View, Texas systems share the costs of offices maintained by affiliates of the Partnership pursuant to the terms of operating management agreements. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Part III Item 13(a) below.)

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

      Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of certain satellite programming services the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney or The Movie Channel.

      On January 31, 1997, the Partnership sold the undivided portion of the cable systems that was attributable to the limited partners' and Administrative General Partner's collective interests in the Partnership. These assets were purchased by affiliates of Northland, based on an aggregate valuation of $32,000,000 for the cable systems. At closing, the Partnership received approximately $25,400,000, of cash from the buyers and an unsecured, subordinated promissory note in the amount of approximately $4,600,000, together representing the value of the limited partners' and administrative general partner's undivided portion of the cable systems. The note obligation has been assumed by Northland and will be payable, subject to adjustment for unknown liabilities existing as of the closing date, in two equal annual installments beginning January 31, 1998 with interest at 6%.

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

      On December 10, 1992, the FCC commenced a rulemaking in which a new wireless multichannel video service is proposed to be created. The proposed new service is called the Local Multichannel Distribution Service ("LMDS") and will operate in the 27.5 - 29.5 MHz frequency band. LMDS providers, as the FCC currently proposes, would have no restrictions on the kinds of service that may be offered. No major technological advances which would adversely affect the Partnership's business have been made during 1996.

      The Partnership has experienced competition from MMDS operators in certain systems during the past year. The Whitewright System experienced a loss of approximately 500 subscribers to an MMDS operator. The Partnership has not experienced significant subscriber losses in any other system.

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

      Satellite Delivered Services Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems, generally referred to as Satellite Master Antenna Television ("SMATV") providers, often enter into exclusive agreements with apartment building owners or homeowner's associations that preclude operators of franchised cable television systems from serving residents of such private complexes. Due to the widespread availability of reasonably priced satellite signal reception dishes or earth stations, SMATV systems now can offer both improved reception of local television stations and many of the same satellite-delivered programming services that are offered by franchised cable television systems. Moreover, SMATV systems generally are free of the regulatory burdens imposed on franchised cable television systems. Although a number of states and some municipalities have enacted laws and ordinances to afford operators of franchised cable television systems access to private complexes, several of such laws and ordinances have been challenged successfully in the courts, and others are under attack. Because the Partnership generally has been able to enter into access agreements with owners of private complexes, in Management's opinion, successful challenges to access statutes would not have a material adverse effect on the operations of the Partnership.

      Reasonably priced earth stations designed for private home use now enable individual households to receive many of the satellite-delivered programming services formerly available only to cable television subscribers. Many satellite programmers now encode their signals in order to allow reception only by means of authorized decoding equipment.

      Direct broadcast satellite ("DBS") service consists of satellite services that focus on delivering programming services directly to homes using high-power signals transmitted by satellites to receiving facilities located on the premises of subscribers. With an antenna as small as 18 inches, a DBS customer can receive a hundred or more programming signals. Using a national base of subscribers, it is possible that DBS companies may be able to offer new and highly specialized services which may not be available to the cable television industry, but as channel capacity and penetration of cable television systems increase, the cable industry is expected to have the ability to offer additional services as well. Because DBS systems deliver their services using satellite technology, they may not be able to economically provide services that are of local interest to their subscribers, and may not be able to maintain a local presence, which is considered a significant advantage in developing and maintaining subscriber support.

      During 1996, the Partnership did not experience any significant subscriber loss to DBS. There can be no assurance, however, that future competition brought about by DBS will not have a material adverse impact on Partnership operations.

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

      In July 1991, the U.S. District Court responsible for the Modified Final Judgment lifted the prohibition on the provision of information services by the RBOCs. As a result, the RBOCs were allowed to acquire or construct cable television systems outside of their own service areas. Another federal court held that the cable/telco cross-ownership prohibitions unconstitutionally abridge the First Amendment rights of the RBOCs and other telephone companies. Several RBOCs have entered into agreements to purchase cable television systems outside their service areas. Management believes that such purchases of existing cable television systems do not represent a significant competitive threat to the Partnership

      In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. Several telephone companies have sought approval from the FCC to build such systems and several experimental systems have been approved by the FCC. No such systems were proposed in a community in which the Partnership holds a cable franchise.

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

      The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly increased regulation of the cable television industry. The 1992 Cable Act became generally effective on December 4, 1992, although certain provisions became effective at later dates. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate and has had and likely will continue to have a significant impact on the cable industry and the Partnership's business.

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

      The 1992 Cable Act requires each cable system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry, and all public, educational and governmental access programming. On April 1, 1993, the FCC adopted its initial regulations governing rates for the basic service tier. Under the regulations adopted by the FCC on April 1, 1993, local franchising authorities, after meeting certain requirements, were authorized to require cable operators to reduce the rates for the basic service tier by up to 10 percent from the rates in effect on September 30, 1992, if those rates exceed a per-channel benchmark established by the FCC. Local franchising authorities also were empowered to regulate the rates charged for installation and lease of the equipment used by subscribers to receive the basic service tier and the installation and monthly use of connections for additional television sets.

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

      As part of the implementation of the new regulations, the FCC froze all rates in effect on April 5, 1993 until May 15, 1994, except rates for premium and pay-per-view programming services and equipment. On February 22, 1994, the FCC adopted rules that modified, among other things, the FCC's benchmark system for determining the maximum rates for regulated services on cable systems not subject to effective competition. In addition to adopting new, lower benchmark levels, the FCC's regulations (i) allowed local franchising authorities to require cable operators to reduce the rate for the basic service tier by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount, and (ii) allowed the FCC, in response to a complaint, to require cable operators to reduce the rates for CPST's by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount.

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

      The 1992 Cable Act also provides that the consent of most television stations (except satellite-delivered television stations that were provided to the cable television industry as of May 1, 1991, and noncommercial stations) would be required before a cable system could retransmit their signals. Alternatively, a television station could elect to exercise must-carry rights. Must-carry rights entitle a local broadcast station to demand carriage on a cable system, and a system generally is required to devote up to one-third of its channel capacity for the carriage of local stations. Litigation challenging the constitutionality of the mandatory broadcast signal carriage requirements of the 1992

Cable Act is currently pending before the United States Supreme Court.
The must-carry rules will remain in effect during the pendency of the proceedings before the United States Supreme Court. If must-carry requirements withstand judicial review, the requirements may cause displacement of more attractive programming. If retransmission consent requirements withstand judicial review and broadcast stations require significant monetary payments for cable system carriage of their signals, the cost of such signal carriage may adversely affect the Partnership's operations.

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

      The 1996 Act. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for several years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the cable television industry.

      FCC regulation of rates for cable programming service tiers (i.e., cable programming carried on a level other than the basic service tier or offered on a pay-per-channel or pay-per-view basis) ("CPST") has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier (i.e. local telephone company), its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

      The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or as a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although Management's current opinion is that there is low probability of competition from telcos in rural areas in the near future, there are no assurances such competition will not materialize.

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

ITEM 2.   PROPERTIES

      The Partnership's cable television systems are located in and around Chowchilla, California and Flint/Tyler, Whitewright, New Caney, Kaufman, Hillsboro and Prairie View, Texas. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including land and buildings. The Partnership's cable plant passed approximately 39,985 homes as of December 31, 1996. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

      On February 16, 1996, the Partnership acquired substantially all operating assets and franchise rights of the cable television system serving approximately 220 subscribers in and around LeGrand, California. The purchase price was $268,750 of which $255,250 was paid, at the closing date and the balance of $13,500 was paid, net of any post closing adjustments in 1996.

ITEM 3.   LEGAL PROCEEDINGS

      None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      On December 18, 1996 a special meeting of the Limited Partners was held at the executive offices of the Managing General Partner. The purpose of the meeting was to consider and vote upon the proposed liquidation of the collective partnership interests in the Systems owned by the Partnership. All votes cast at the special meeting were tabulated. Of the total 14,663 limited partnership units outstanding, 10,940 approved the proposed liquidation, 526 disapproved and 145 abstained.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (a) There is no established public trading market for the Partnership's units of limited partnership interest.

          (b) The approximate number of equity holders as of December 31, 1996, is as follows:

                        Limited Partners:       1,028

                        General Partners:           2

          (c) During 1996, the Partnership made cash distributions of $73,315 to the limited partners and $741 to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $5,223,574 on total initial contributions of $7,500,000 as of December 31, 1996. As of December 31, 1996, the Partnership had repurchased $154,500 of limited partnership units (267 units at $500 per unit and 70 units at $300 per unit). In February 1997 the Limited Partners received cash distributions of $375 per $500 unit pursuant to the liquidation of the Partnership. The Limited Partners will receive further distributions in 1998 and 1999 pursuant to the terms of a promissory note payable by Northland bearing interest at 6%.

ITEM 6.   SELECTED FINANCIAL DATA

                                         Years ended December 31,
                        ---------------------------------------------------------------
                           1996         1995         1994         1993          1992
                        ----------   ----------   ----------   ----------    ----------
SUMMARY OF OPERATIONS:

Revenue                $ 8,766,578  $ 6,617,205  $ 5,657,619  $ 5,406,112  $ 5,062,574
Operating income         1,304,011    1,262,398      566,930      630,946      470,985
Net income (loss)         (685,804)     191,542      (69,278)     (92,482)    (370,875)
Net income (loss) per
  limited partner unit
  (weighted average)           (46)          13           (5)          (6)         (25)
Cumulative tax losses
  per limited partner
  unit                        (693)        (567)        (589)        (647)        (695)


                                                    December 31,
                        ---------------------------------------------------------------
                           1996         1995         1994         1993          1992
                        ----------   ----------   ----------   ----------    ----------
BALANCE SHEET DATA:

Total assets           $15,015,435  $15,074,134  $ 4,745,345  $ 5,788,906  $ 7,178,850
Notes payable           19,606,737   19,789,175    9,784,068   10,608,934   11,563,866
Total liabilities       21,638,334   20,937,173   10,502,904   11,138,379   12,108,578
General partners'
  deficit                 (128,191)    (120,592)    (119,537)    (115,866)    (111,948)
Limited partners'
  deficit               (6,494,708)  (5,742,447)  (5,638,022)  (5,233,607)  (4,817,780)
Distributions per
  limited partner unit           5           20           20           20           20
Cumulative distribu-
  tions per limited
  partner unit                 356          351          330          305          285

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


      1996 AND 1995

      Total revenue reached $8,766,578 for the year ended December 31, 1996, representing an increase of approximately 32% over 1995. This increase is primarily due to a full year of operations for the SLT and Brookridge systems, acquired in September 1995 and October 1995, respectively. Furthermore, rate increases placed into effect during the third quarter of 1996 and increases in advertising revenue contributed to the increased revenue. Of the 1996 revenue, $6,626,011 (76%) is derived from subscriptions to basic service, $936,588 (11%) from subscriptions to premium services, $260,755 (3%) from subscriptions to tier services, $343,659 (4%) from advertising, $176,484 (2%) from installation charges, $188,156 (2%) from service contracts and $234,925 (2%) from other sources.

      The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                        1996        1995        1994        1993        1992
                        ----        ----        ----        ----        ----

Basic Rate             $24.21      $22.41      $21.41       $20.95     $20.15
Tier Rate                6.34        6.00        5.62         5.50       5.05
HBO Rate                11.55       11.35       11.10        11.10      10.65
Cinemax Rate             8.52        7.65        7.65         7.65       7.65
Showtime Rate           10.44       10.00        9.80         9.80       9.43
Movie Channel Rate       9.51        9.60        9.60         9.65       9.65
Disney Rate              7.85        7.50        7.50         7.65       7.65
Additional
  Outlet Rate              --          --          --           --       3.48
Service Contract
  Rate                   2.71        3.00        3.10         3.20         --


      Operating expenses totaled $1,100,469 for 1996, representing an increase of approximately 31% as compared to 1995. This operating expense increase was due to a full year of operations for the SLT and Brookridge systems, acquired in September 1995 and October 1995, respectively. In addition, salary and benefit costs increased as a result of cost of living adjustments. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors.

      General and administrative expenses totaled $2,375,748 for 1996, representing an increase of approximately 37% over 1995. This net increase is due to higher revenue based expenses such as franchise fees, copyright fees and management fees as a result of revenue gains discussed above. Significant general and administrative expenses are based on revenues. In addition, the net increase is attributable to a full year of operations for the SLT and Brookridge systems, acquired in September 1995 and October 1995, respectively. The aforementioned increases were offset by a decrease in discretionary incentive compensation.

      Programming expenses totaled $2,004,467 for 1996, representing an increase of approximately 44% over 1995. This is due to a full year of programming costs as a result of the SLT and Brookridge system acquisitions, the addition of new channels, and increases in costs charged by various program suppliers. Programming expenses mainly consist of payments made to the suppliers of various cable programming services. As these costs are based on the number of subscribers, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

      Depreciation and amortization expense increased from $1,381,435 in 1995 to $1,981,883 in 1996 (approximately 43%). This is due to a full year of depreciation and amortization on plant, equipment and intangible assets acquired with the purchase of the SLT and Brookridge systems and depreciation on assets placed into service during 1996.

      Interest expense increased from $1,005,691 in 1995 to $1,761,791 in 1996 (approximately 75%). The Partnership's average debt balance increased from $14,559,000 in 1995 to $19,470,000 in 1996. In addition, the Partnership's effective interest rate increased from 6.91% in 1995 to 9.05% in 1996.

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

      Programming expenses totaled $1,394,806 for 1995, representing an increase of approximately 27% over 1994. This is due to the additional subscribers as a result of the SLT and Brookridge system acquisitions, increased payroll and other costs related to local programming and advertising support, the addition of new channels, and increases in costs charged by various program suppliers.

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

      On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act will eliminate all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

      As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 7% of total subscribers have elected to certify and no formal requests for rate justifications have been received from franchise authorities. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

      During 1996, the Partnership's primary source of liquidity was cash flow from operations and borrowings under the Partnership's credit facility. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1996, the cash generated from monthly billings and borrowings of $950,000 were used to meet the Partnership's needs for working capital, capital expenditures and debt service.

      On January 31, 1997, the Partnership paid in full the term and revolving loan with the proceeds from the sale of substantially all of the operating assets to an affiliate of the Partnership.

CAPITAL EXPENDITURES

      During 1996, the partnership incurred approximately $1,869,000 (excluding the LeGrand system acquisition) in capital expenditures. These expenditures included an upgrade of a portion of the system to 330MHz in the Whitewright, TX system; tier launches in the Chowchilla, CA and Hillsboro, TX systems; the purchase of advertising equipment in the Tyler, TX system; the purchase of a vehicle in the New Caney, TX system; an upgrade of a portion of the system to 450 MHz in the Kaufman, TX system; continuation of phased in fiber upgrades of the distribution plant in the Whitewright, TX, Tyler, TX and New Caney, TX systems; channel additions in the New Caney, TX and Prairie View, TX systems and various line extensions in all of the systems.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements of the Partnership for the years ended December 31, 1996, 1995 and 1994 are included as a part of this filing (see Item 14(a)(1) below).

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

      JOHN S. WHETZELL (AGE 55). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of the subsidiaries. He has been involved with the cable television industry for over 22 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

      JOHN E. IVERSON (AGE 60). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 34 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

      ARLEN I. PRENTICE (AGE 59). Since July 1985, Mr. Prentice has served on the Board of Directors of Northland Telecommunications Corporation, and he served on the Board of Directors of Northland Communications Corporation between March 1982 and July 1985. Since 1969, Mr. Prentice has been Chairman and Chief Executive Officer of Kibble & Prentice, a diversified financial services firm. Kibble & Prentice has four divisions, which include Estate Planning and Business Insurance, Financial Planning and Investments, Employee Benefit Services, and Property and Casualty Insurance. Mr. Prentice is a Chartered Life Underwriter, Chartered Financial Consultant, past President of the Million Dollar Round Table and a registered representative of Investment Management and Research. Mr. Prentice has a Bachelor of Arts degree from the University of Washington.

      MILTON A. BARRETT, JR. (AGE 62). Since April 1986, Mr. Barrett has served on the Board of Directors of Northland Telecommunications Corporation. In 1995, he retired from the Weyerhaeuser Company after thirty-four years of service with that company. At the time of his retirement he was a Vice President of Sales and Marketing as well as chairman of Weyerhaeuser's business ethics committee. Mr. Barrett is a graduate of Princeton University magna cum laude and of the Harvard University Graduate School of Business Administration.

      RICHARD I. CLARK (AGE 39). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland

Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 18 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

      ARTHUR H. MAZZOLA (AGE 74). Mr. Mazzola was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. From 1985 to 1990, he was Senior Vice President of Benjamin Franklin Leasing Company, Inc., an equipment lease financing company. Currently, Mr. Mazzola is serving as Business Development Coordinator for the Bank of California. Prior to his association with Benjamin Franklin Leasing Company, Mr. Mazzola served as President of Federal Capital Corporation and Trans Pacific Lease Company. Both of these companies also engaged exclusively in equipment lease financing. Mr. Mazzola is a past Board Chairman and current Trustee of the Pacific Northwest Ballet Association and current Board Member of the Dante Alighieri Society. Mr. Mazzola attended Boston University School of Business in 1943 where he studied economics.

      TRAVIS H. KEELER (AGE 56). Mr. Keeler was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. Since May 1985, he has served as President of Overall Laundry Services, Inc., an industrial laundry and garment rental firm. Mr. Keeler received a Bachelor of Arts degree from the University of Washington in 1962.

      JAMES E. HANLON (AGE 63). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving approximately 90,400 basic subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

      JAMES A. PENNEY (AGE 42). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

      GARY S. JONES (AGE 39). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

      RICHARD J. DYSTE (AGE 51). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performances as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

      H. LEE JOHNSON (AGE 53). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving approximately 62,000 basic subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for nearly 28 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

      JOHN T. WAECHTER (AGE 34). Mr. Waechter was promoted to Divisional Vice President for Western operations on January 1, 1997. He is responsible for the management of systems serving over 60,400 basic subscribers in California, Oregon, Idaho and Washington. Mr. Waechter also serves as the Director of Marketing and manages programming efforts for Northland. Prior to joining Northland in July 1995, Mr. Waechter was employed with GTE, Northwest from 1987 to 1993 as Marketing and Sales Manager. Prior to his employment with GTE, Mr. Waechter worked as Marketing Executive for the Xerox Corporation. He received a Bachelor of Arts degree in Political Science and Economics from Whitman College in 1984, and also attended the London School of Economics in 1983. Mr. Waechter received his MBA from the University of Washington in 1995.

      A certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

      A. MILES Z. GORDON (AGE 49). Mr. Gordon, President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), has a comprehensive background in both the securities industry and securities law and regulation. In 1972, he joined the Los Angeles office of the Securities and Exchange Commission
(SEC), and in 1974 he was appointed Branch Chief of the Investment Company and Investment Advisors Examination Division. Mr. Gordon left the SEC in 1978 to practice law. Within one year, he accepted a position as Vice President of a major national securities broker/dealer firm headquartered in Long Beach, California. He subsequently accepted the presidency of this firm in early 1980. In 1983, he helped form and became President and Chief Executive Officer of FNIC. This leading firm is now one of the largest independent broker/dealers in the United States. A graduate of Michigan State University (and current board member of the Visitors for the College of Social Science for MSU), Mr. Gordon received his Juris Doctorate from the University of California at Los Angeles School of Law. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association. Mr. Gordon has appeared on television and radio programs, been featured in numerous magazine and newspaper articles as an industry spokesperson, and is a frequent speaker at many industry seminars and conventions.

      JOHN S. SIMMERS (AGE 46). Mr. Simmers, Executive Vice President and Chief Operating Officer of Financial Network Investment Corporation (FNIC), has an extensive background in the securities industry. He began his career as a reporter for Dunn and Bradstreet, then joined the National Association of Securities Dealers (NASD) in 1974. Knowledgeable in all aspects of broker/dealer regulations, operations, and products, Mr. Simmers was responsible for reviewing the activities of member firms in twelve states. Mr. Simmers left the NASD seven years later to accept a position as Vice President of the securities broker/dealer, retail, wholesale and investment advisory subsidiaries of a publicly held investment company headquartered in Long Beach, California. He left this firm in 1983 to help form and become Executive Vice President and Chief Operating Officer of FNIC. This full service broker/dealer firm has offices located across the United States. Mr. Simmers is a graduate of Ohio State University. He served on the Board of Directors of the California Association of Independent Broker/Dealers and was a member of the Real Estate Securities and Syndication Institute, the NASD District Business Conduct Committee (District 2 South), and the International Association for Financial Planning Due Diligence Steering Committee, which was organized to work toward improving the quality and consistency of due diligence in the securities industry. Mr. Simmers currently serves as a member of the NASD Direct Participation Programs Committee, and has spoken at numerous seminars and conventions.

      HARRY M. KITTER (AGE 41). Mr. Kitter has served as Controller for Financial Network Investment Corporation since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 1996 as indicated in Note 3 of the Notes to Financial Statements--December 31, 1996 (see Items 13(a) and 14(a)(1) below). In addition, cash distributions were made to the Managing General Partner in 1996 (see Item 5(c) above).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1996 is as follows:

                                                         AMOUNT AND NATURE
                            NAME AND ADDRESS               OF BENEFICIAL        PERCENT OF
    TITLE OF CLASS        OF BENEFICIAL OWNER                OWNERSHIP            CLASS
  ------------------    -----------------------          -----------------      ----------

  General Partner's     Northland Communications            (See Note A)       (See Note A)
      Interest             Corporation
                           1201 Third Avenue
                           Suite 3600
                           Seattle, Washington  98101

  General Partner's     FN Equities Joint Venture           (See Note B)       (See Note B)
      Interest             2780 Skypark Dr.
                           Suite 300
                           Torrance, California  90505

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

      The Partnership had an agreement with Northland Cable Properties Two Limited Partnership ("NCP-Two") and Northland Cable Properties Five Limited Partnership ("NCP-Five"), affiliated partnerships owned and managed by Northland. Under the terms of these agreements, the Partnership provided certain programming services to Mexia, TX and Cedar Creek, TX systems and was reimbursed for its costs. During 1994, the Partnership discontinued providing programming services to these affiliates because it is now provided by Northland Cable News, Inc. ("NCN").

      The Partnership has agreements with Northland Cable Properties Seven Limited Partnership ("NCP-Seven") and Northland Cable Television, Inc. ("NCTV"), affiliates of the Partnership organized and managed by Northland. Under the terms of these agreements, NCP-Seven and NCTV provide certain operating, administrative and programming services to the New Caney, Waterwood and Prairie View, TX systems and is reimbursed for its costs.

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

      See Note 3 of the Notes to Financial Statements--December 31, 1996 for disclosures regarding transactions with the General Partners or affiliates.

      The following schedule summarizes these transactions:




                                     FOR THE YEARS ENDED DECEMBER 31,
                                       1996        1995        1994
                                    ----------  ----------  -------

Partnership management fees         $525,995    $396,408    $339,457
Operating expense reimbursements     457,156     324,511     270,988
Software installation and
  billing service fees to CTB         67,309      42,444      37,481
Programming fees to NCN               69,383      24,619      40,002
Reimbursements to CAC for
  services                            26,459      14,296      11,950
Reimbursements from NCP-Two
  and NCP-Five                            --          --      23,272
Reimbursements to NCP-Seven
  and NCTV                            77,888      29,856      20,590
Amounts due to General Partner
  and affiliates at year end         612,957     116,345      58,851

      Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated third parties for comparable goods or services.

      As disclosed in the Partnership's Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partners and their Affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partners have sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partners specifying in general terms the subjects to be considered. In the event of a dispute between the General Partners and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

            (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Managing General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, which has rendered legal services to the Managing General Partner and the Partnership.

            (c)  INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                       SEQUENTIALLY
                                                                                          NUMBERED
                                                                                            PAGE
                                                                                       -------------
            (1).............................................FINANCIAL STATEMENTS:

                  Report of Independent Public Accountants..............
                                                                                          -----

                  Balance Sheets--December 31, 1996 and 1995............
                                                                                          -----

                  Statements of Operations for the years
                  ended December 31, 1996, 1995 and 1994................
                                                                                          -----

                  Statements of Changes in Partners' Deficit
                  for the years ended December 31, 1996, 1995
                  and 1994..............................................
                                                                                          -----

                  Statements of Cash Flows for the years
                  ended December 31, 1996, 1995 and 1994................
                                                                                          -----

                  Notes to Financial Statements--December 31,
                  1996..................................................
                                                                                          -----

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

                  10.43 Franchise Agreement with City of New Waverly, TX -
                        Assignment and Assumption dated September 15, 1995(11)

                  10.44 Asset Purchase Agreement between Northland Cable
                        Properties Four Limited Partnership and UACC Midwest, Inc. dated November 17, 1995(12)

                  10.45 Notice of Special Meeting and Proxy Statement to the
                        Limited Partners of the Partnership dated November 1, 1996(13)


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

                (8) Incorporated by reference from the Partnership's Form 10-Q
                    Quarterly Report for the period ended September 30, 1992.

                (9) Incorporated by reference from the Partnership's Form 10-K
                    Annual Report for the fiscal year ended December 31, 1992.

               (10) Incorporated by reference from the Partnership's Form 10-Q
                    Quarterly Report for the period ended June 30, 1995.

               (11) Incorporated by reference from the Partnership's Form 8-K dated September 15, 1995.

               (12) Incorporated by reference from the Partnership's Form 10-K annual report for the fiscal year ended December 31, 1995.

               (13) Incorporated by reference from the Partnership's Form 8-K dated January 31, 1997.

      (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the quarter ended December 31, 1996. Form 8-K was filed on January 31, 1997 reporting the sale of the Limited Partners' and Administrative General Partner's collective interests in Partnership's assets to affiliates of the Partnership.

                                   SIGNATURES


      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

                    By: NORTHLAND COMMUNICATIONS CORPORATION
                           (Managing General Partner)


                    By /s/  John S. Whetzell               Date:
                       ---------------------------              --------------
                       John S. Whetzell, President




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURES                    CAPACITIES                             DATE



/s/ John S. Whetzell          Chief executive officer, principal
--------------------------    financial officer, and principal
John S. Whetzell              accounting officer or registrant;
                              chief executive officer, principal
                              financial officer and chairman of
                              the board of directors of Northland
                              Communications Corporation


/s/ Richard I. Clark          Director of Northland Communications
--------------------------    Corporation
Richard I. Clark


/s/ John E. Iverson           Director of Northland Communications
--------------------------    Corporation
John E. Iverson


/s/ Gary S. Jones             Vice President and principal accounting
--------------------------    officer of Northland Communications
Gary S. Jones                 Corporation

                     NORTHLAND CABLE PROPERTIES FOUR LIMITED
                     PARTNERSHIP

                     FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1996 AND 1995
                     TOGETHER WITH AUDITORS' REPORT

                          [ARTHUR ANDERSEN LLP LOGO]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Northland Cable Properties Four Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Four Limited Partnership (a Washington limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Four Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Arthur Anderson LLP

Seattle, Washington,
  February 24, 1997

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP


                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995



                                     ASSETS

                                                    1996                1995
                                               ------------        ------------
CASH                                           $    509,722        $    384,304

ACCOUNTS RECEIVABLE                                 289,741             378,621

PREPAID EXPENSES                                    211,811              86,313

INVESTMENT IN CABLE TELEVISION
   PROPERTIES:
     Property and equipment, at cost             26,246,468          24,772,312
     Less- Accumulated depreciation             (14,565,441)        (13,265,067)
                                               ------------        ------------
                                                 11,681,027          11,507,245

     Franchise agreements (net of
       accumulated amortization of
       $1,127,467 in 1996 and $899,053
       in 1995)                                   1,447,216           1,801,801
     Other intangibles (net of
       accumulated amortization of
       $643,686 in 1996 and $496,982 in
       1995)                                        875,918             915,850
                                               ------------        ------------
          Total investment in cable
            television properties                14,004,161          14,224,896
                                               ------------        ------------
          Total assets                         $ 15,015,435        $ 15,074,134
                                               ============        ============

                        LIABILITIES AND PARTNERS' DEFICIT

                                                   1996                1995
                                                ------------        ------------
LIABILITIES:
   Accounts payable and accrued expenses        $  1,193,640        $    801,634
   Due to General Partner and affiliates             612,957             116,345
   Deposits                                           40,925              44,184
   Subscriber prepayments                            184,075             185,835
   Notes payable                                  19,606,737          19,789,175
                                                ------------        ------------
          Total liabilities                       21,638,334          20,937,173
                                                ------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
   General partners-
     Contributed capital, net                        (51,616)            (50,875)
     Accumulated deficit                             (76,575)            (69,717)
                                                ------------        ------------
                                                    (128,191)           (120,592)
                                                ------------        ------------
   Limited partners-
     Contributed capital, net - 14,663
       units in 1996 and 1995                      1,086,099           1,159,414
     Accumulated deficit                          (7,580,807)         (6,901,861)
                                                ------------        ------------
                                                  (6,494,708)         (5,742,447)
                                                ------------        ------------
          Total liabilities and partners'
            deficit                             $ 15,015,435        $ 15,074,134
                                                ============        ============

      The accompanying notes are an integral part of these balance sheets.

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                    1996            1995            1994
                                                -----------     -----------     -----------
REVENUE                                         $ 8,766,578     $ 6,617,205     $ 5,657,619
                                                -----------     -----------     -----------
EXPENSES:
   Operating (including $78,498, $52,395 and
     $32,848 paid to affiliates in 1996,
     1995 and 1994, respectively)                 1,100,469         838,545         848,919
   General and administrative (including
     $975,347, $681,345 and $570,155 paid to
     affiliates in 1996, 1995 and 1994,
     respectively)                                2,375,748       1,740,021       1,486,927
   Programming (including $108,859, $38,915       2,004,467       1,394,806       1,101,474
     and $51,952 paid to affiliates in 1996,
     1995 and 1994, respectively)
   Depreciation and amortization                  1,981,883       1,381,435       1,653,369
                                                -----------     -----------     -----------
                                                  7,462,567       5,354,807       5,090,689
                                                -----------     -----------     -----------
          Operating income                        1,304,011       1,262,398         566,930

OTHER INCOME (EXPENSE):
   Interest income                                    6,582           5,601           3,827
   Interest expense                              (1,761,791)     (1,005,691)       (601,948)
   Other expense                                         --         (15,467)        (25,000)
   Loss on disposal of assets                      (234,606)        (55,299)        (13,087)
                                                -----------     -----------     -----------
          Net (loss) income                     $  (685,804)    $   191,542     $   (69,278)
                                                ===========     ===========     ===========
ALLOCATION OF NET (LOSS) INCOME:
   General partners                             $    (6,858)    $     1,915     $      (693)
                                                ===========     ===========     ===========

   Limited partners                             $  (678,946)    $   189,627     $   (68,585)
                                                ===========     ===========     ===========
NET (LOSS) INCOME PER LIMITED PARTNERSHIP
   UNIT                                         $       (46)    $        13     $        (5)
                                                ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               General        Limited
                                               Partners       Partners         Total
                                              ---------     -----------     -----------
BALANCE, December 31, 1993                    $(115,866)    $(5,233,607)    $(5,349,473)

   Repurchase of limited partnership units           --         (41,000)        (41,000)

   Cash distributions ($20 per limited
     partnership unit)                           (2,978)       (294,830)       (297,808)

   Net loss                                        (693)        (68,585)        (69,278)
                                              ---------     -----------     -----------
BALANCE, December 31, 1994                     (119,537)     (5,638,022)     (5,757,559)

   Cash distributions ($20 per limited
     partnership unit)                           (2,970)       (294,052)       (297,022)

   Net income                                     1,915         189,627         191,542
                                              ---------     -----------     -----------
BALANCE, December 31, 1995                     (120,592)     (5,742,447)     (5,863,039)

   Cash distributions ($5 per limited
     partnership unit)                             (741)        (73,315)        (74,056)

   Net loss                                      (6,858)       (678,946)       (685,804)
                                              ---------     -----------     -----------
BALANCE, December 31, 1996                    $(128,191)    $(6,494,708)    $(6,622,899)
                                              =========     ===========     ===========

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                    1996             1995            1994
                                                                 -----------     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                             $  (685,804)    $    191,542     $   (69,278)
   Adjustments to reconcile net (loss) income
       to net cash provided by operating activities-
     Depreciation and amortization expense                         1,981,883        1,381,435       1,653,369
     Loss on disposal of assets                                      234,606           55,299          13,087
     Decrease (increase) in operating assets:
       Accounts receivable                                            88,880         (193,261)         10,199
       Prepaid expenses                                             (125,498)         (30,103)         12,571
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                         392,006          311,840         134,928
       Due to General Partner and affiliates                         496,612           57,494          37,529
       Deposits                                                       (3,259)          12,189          (1,035)
       Subscriber prepayments                                         (1,760)          47,639          17,969
                                                                 -----------     ------------     -----------
          Net cash provided by operating activities                2,377,666        1,834,074       1,809,339
                                                                 -----------     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                       (1,869,130)        (769,176)       (509,415)
   Purchases of cable television systems                            (268,750)     (10,229,571)             --
   (Payments on) proceeds from hold-back note payable               (213,796)         455,769              --
   Purchase of other intangibles                                     (89,847)              --              --
                                                                 -----------     ------------     -----------
          Net cash used in investing activities                   (2,441,523)     (10,542,978)       (509,415)
                                                                 -----------     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                          950,000       19,333,406              --
   Principal payments on notes payable                              (676,669)      (9,784,068)       (824,866)
   Distributions to partners                                         (74,056)        (297,022)       (297,808)
   Loan fees                                                         (10,000)        (510,000)             --
   Repurchase of limited partnership units                                --               --         (41,000)
                                                                 -----------     ------------     -----------
          Net cash provided by (used in) financing activities        189,275        8,742,316      (1,163,674)
                                                                 -----------     ------------     -----------

INCREASE IN CASH                                                     125,418           33,412         136,250

CASH, beginning of year                                              384,304          350,892         214,642
                                                                 -----------     ------------     -----------
CASH, end of year                                                $   509,722     $    384,304     $   350,892
                                                                 ===========     ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                        $ 1,833,296     $    978,220     $   601,973
                                                                 ===========     ============     ===========

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Four Limited Partnership (the Partnership), a Washington limited partnership, was formed on January 2, 1985. The Partnership was formed to acquire, develop and operate cable television systems. The Partnership began operations on April 19, 1985, by acquiring cable television systems in the city of Sherman, Texas. Additional systems were acquired in San Joaquin, California, and Tyler, Texas. In September 1995, the Partnership acquired cable television systems serving the areas of Hillsboro, Kaufman, New Waverly, Waterwood and Oak Grove, Texas. In October 1995, the Partnership acquired cable television systems serving the areas of Huffman, Prairie View, Cut and Shoot, Brookshire, Tarkenton, Ace, Simonton and Fulshear, Texas. In February 1996, the Partnership acquired the cable television systems serving LeGrand, California. The Partnership has 40 nonexclusive franchises to operate the cable systems for periods which will expire at various dates through the year 2012.

Northland Communications Corporation (Northland) is the Managing General Partner (the General Partner) of the Partnership. The General Partner and its affiliates also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is the General Partner.

FN Equities Joint Venture is the Administrative General Partner of the Partnership.

On January 31, 1997, the Partnership sold the undivided portion of the cable systems that was attributable to the limited partners' and Administrative General Partner's collective interests in the Partnership. These assets were purchased by affiliates of Northland, based on an aggregate valuation of $32,000,000 for the cable systems. At closing the Partnership received approximately $25,400,000 of cash from the buyers and an unsecured, subordinated promissory note in the amount of approximately $4,600,000, together representing the value of the limited partners' and administrative general partner's undivided portion of the cable systems. The note obligation has been assumed by Northland and will be payable, subject to adjustment for unknown liabilities existing as of the closing date, in two equal annual installments beginning January 31, 1998 with interest at 6%.

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners' deficit. No limited partner is obligated to make any additional contribution to partnership capital.

The general partners purchased their 1% interest in the Partnership by contributing $1,000 to partnership capital.

Pursuant to the Partnership Agreement, brokerage fees paid to an affiliate of the Administrative General Partner and other offering costs were recorded as a reduction of limited partners' capital.

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

Intangible Assets

Costs assigned to franchise agreements and other intangibles are being amortized using the straight-line method over the following estimated useful lives:

          Franchise agreements                   12-23 years
          Other intangibles                       5-15 years

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

3.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner manages the Partnership and receives a fee for its services equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $525,995, $396,408 and $339,457 during 1996, 1995 and 1994, respectively.

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

The limited partners' total initial contributions to capital were $7,500,000 ($500 per limited partnership unit). As of December 31, 1996, $5,223,574 ($356 per limited partnership unit) has been distributed to the limited partners and the Partnership has repurchased $154,500 of limited partnership units (267 units at $500 per unit and 70 units at $300 per unit).

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

The amounts billed to the Partnership for these services are based on the General Partner's cost. The cost of certain services is charged directly to the Partnership, based upon actual time spent by employees of the General Partner. The cost of other services is allocated to the Partnership, and other affiliated entities, based upon their relative size, revenue and other factors. Amounts charged to the Partnership by the General Partner for these services were $457,156, $324,511 and $270,988 for 1996, 1995 and 1994, respectively.

In 1996, 1995 and 1994, the Partnership paid installation and billing service fees to an affiliate, amounting to $67,309, $42,444 and $37,481, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the affiliate serves as the managing agent for one of the Partnership's cable television systems and is reimbursed for certain operating, administrative and programming expenses. The Partnership was billed $77,888, $29,856 and $20,590 under the terms of these agreements during 1996, 1995 and 1994, respectively.

During 1994, the Partnership served as the managing agent for an affiliate's cable television system and was reimbursed for certain operating and programming expenses. The Partnership received $23,272 under the terms of this agreement.

In September 1994, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees billed by NCN during 1996, 1995 and 1994 were $69,383, $24,619 and $40,002, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $26,459, $14,296 and $11,950 in 1996, 1995 and 1994, respectively, for these services.

Due to General Partner and Affiliates

The liability to the General Partner and affiliates consists of the following:

                                             December 31,
                                          ------------------
                                            1996       1995
                                          --------   --------
Management fees                           $307,338   $ 40,574
Reimbursable operating costs
   and other                               262,138     39,016
Due to affiliates                           43,481     36,755
                                          --------   --------
                                          $612,957   $116,345
                                          ========   ========

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:


                                           December 31,
                                     ------------------------
                                         1996         1995
                                     -----------  -----------
Land and buildings                   $   349,392  $   346,392
Distribution plant                    24,348,705   23,009,700
Other equipment                        1,476,039    1,382,604
Construction in progress                  72,332       33,616
                                     -----------  -----------
                                      26,246,468   24,772,312

Less- Accumulated depreciation        14,565,441   13,265,067
                                     -----------  -----------
                                     $11,681,027  $11,507,245
                                     ===========  ===========

Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

                                              December 31,
                                          --------------------
                                             1996      1995
                                          ----------  --------
Programmer license fees                   $  259,075  $147,134
Accrued franchise fees                       118,258    67,414
Accrued pole rental                          149,219    46,469
Other                                        667,088   540,617
                                          ----------  --------
                                          $1,193,640  $801,634
                                          ==========  ========

6. NOTES PAYABLE:

Notes payable consists of the following:

                                                                   December 31,
                                                            -------------------------
                                                                1996          1995
                                                            -----------   -----------
Revolving credit and term loan agreement; interest rates
   vary based on certain financial covenants, currently
   8.61% (weighted average). Paid in full January 31,
   1997.                                                    $19,606,737   $19,333,406

Unsecured, subordinated hold-back note, bearing interest
   at the prime rate, settled in 1996.                               --       237,658

Unsecured, subordinated, noninterest-bearing hold-back
   note, settled in 1996.                                            --       218,111
                                                            -----------   -----------
                                                            $19,606,737   $19,789,175
                                                            ===========   ===========

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1996, the Partnership had outstanding two interest rate swap agreements with its creditor, having a notional principal amount of $13,300,000. These agreements effectively change the Partnership's interest rate exposure to a fixed rate of 5.96% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 1996 was 2.75%). Both interest rate swap agreements expire in September of 1997. At December 31, 1996, the Partnership would have been required to pay approximately $32,181 to settle these agreements, based on the fair value estimated by the counterparty.

7. INCOME TAXES:

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

Taxable (loss) income to the limited partners was approximately $(1,853,744), $321,000 and $846,000 for the three years in the period ended December 31, 1996, and is different from that reported in the statements of operations due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable (loss) income and the net (loss) income reported in the statements of operations.

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

8. COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership rents tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations was $226,897, $169,945 and $190,215 in 1996, 1995 and 1994, respectively.
Minimum lease payments through the end of the lease terms are as follows:

            1997                                          $ 38,305
            1998                                            34,134
            1999                                            30,620
            2000                                            29,870
            2001                                            22,370
            Thereafter                                      45,680
                                                          --------
                                                          $200,979
                                                          ========

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted. This act dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

Cable Programming Service Tier Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000). The Partnership qualifies as a small cable company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act; a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act; or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public Educational and Governmental and leased access channels.

9. CABLE TELEVISION SYSTEM ACQUISITION:

On September 15, 1995, the Partnership acquired substantially all of the operating assets and franchise rights of cable systems serving subscribers in or around the communities of Kaufman, Oak Grove, Hillsboro, New Waverly and Waterwood, all in the state of Texas. The purchase price for these systems was $4,492,254, of which $4,226,896 was paid at the closing date. The balance was paid in June 1996, net of any purchase price adjustments, under the terms of an unsecured, subordinated hold-back note.

On October 31, 1995, the Partnership acquired substantially all operating assets and franchise rights of the cable television systems in or around Huffman, Prairie View, Waller, Cut and Shoot, Brookshire, Tarkenton, Ace, Simonton and Fulshear, all in the state of Texas. The purchase price of $5,306,510 was paid at the closing date. The purchase was financed by borrowings under the Partnership's revolving credit and term loan facility.

Pro forma operating results of the Partnership for 1995, assuming the acquisitions of the systems described above had been made at the beginning of year, follow:

                                                              For the year ended
                                                                  December 31,
                                                                      1995
                                                              ------------------
                                                                  (unaudited)
Revenue                                                           $ 8,799,777
                                                                  ===========
Net loss                                                          $(1,101,967)
                                                                  ===========
Net loss per limited partnership unit                             $       (74)
                                                                  ===========

On February 16, 1996, the Partnership acquired substantially all operating assets and franchise rights of the cable television system serving approximately 220 subscribers in or around LeGrand, California. The purchase price was $268,750, of which $255,250 was paid at the closing date and the balance of $13,500 was paid, net of any post-closing adjustments in 1996. The impact of this purchase is not material to the operations of the Partnership.

                                   SIGNATURES


      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              NORTHLAND CABLE PROPERTIES FOUR LIMITED PARTNERSHIP

               By:   NORTHLAND COMMUNICATIONS CORPORATION
                           (Managing General Partner)


                      By /s/ John S. Whetzell         Date:
                         -----------------------------     ---------------
                           John S. Whetzell, President




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                          CAPACITIES                      DATE



/s/ John S. Whetzell          Chief executive officer, principal
--------------------          financial officer, and principal        ----------
John S. Whetzell              accounting officer of registrant;
                              chief executive officer, principal
                              financial officer and chairman of
                              the board of directors of Northland
                              Communications Corporation

/s/ Richard I. Clark          Director of Northland Communications
--------------------          Corporation                             ----------
Richard I. Clark

/s/ John E. Iverson           Director of Northland Communications    ----------
--------------------          Corporation
John E. Iverson

/s/ Gary S. Jones             Vice President and principal accounting
--------------------          officer of Northland Communications     ----------
Gary S. Jones                 Corporation

                                 EXHIBITS INDEX


                                                                    Sequentially
Exhibit                                                               Numbered
Number                           Description                            Page
------      ----------------------------------------------------    ------------

27.0        Financial Data Schedule.